Form 10KSB
period 1999-12-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2000-03-31
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                       HYDRO ENVIRONMENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


       Oklahoma                    0-27825                     73-1552304
    --------------              ---------------              --------------
      (State of                 Commission File              (IRS Employer
    incorporation)                  Number                     ID Number)

                              2006 Oak Creek Place
                                Hayward, CA 94541
          (Address of principal executive offices, including zip code)

                                 (510) 582-2720
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $10,095.00

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,300,000 shares of common stock, $0.001 par value

                                     PART I


Item 1. Description of Business

         Incorporated herein by reference to Part I, Item 1 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 2. Description of Property

         Incorporated herein by reference to Part I, Item 3 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 3. Legal Proceedings

         Incorporated herein by reference to Part II, Item 2 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Incorporated herein by reference to Part II, Item 1 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 6. Management's Discussion and Analysis or Plan of Operation

         Incorporated herein by reference to Part I, Item 2 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 7. Financial Statements

         Incorporated herein by reference to Part F/S of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Incorporated herein by reference to Part II, Item 3 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Incorporated herein by reference to Part I, Item 5 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 10. Executive Compensation

         Incorporated herein by reference to Part I, Item 6 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference to Part I, Item 4 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 12. Certain Relationships and Related Transactions

         Incorporated herein by reference to Part I, Item 7 of the Registrant's Amended Form 10-SB, filed March 22, 2000.

Item 13. Exhibit and Reports on Form 8-K

         Exhibits
         --------

          23.0    Consent of Independent Accountants

          27.0 Financial Data Schedule, incorporated by reference to the Registrant's Amended Form 10-SB, filed March 22, 2000

          99.1    Amended Form 10-SB, filed March 22, 2000

         Reports on Form 8-K
         -------------------

          NONE

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HYDRO ENVIRONMENTAL RESOURCES, INC.

                                             /s/  JACK WYNN
                                             -----------------------------------
                                             By:      Jack Wynn, Sole Officer
                                                      and Director

                                             Date:    March 31, 2000