Form 10QSB
period 2000-03-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2000-06-29
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended March 31, 2000        Commission File Number 0-27825
                       ______________                               _______



                       Hydro Environmental Resources, Inc.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


            Oklahoma                                            73-1533326
________________________________________________________________________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                 2006 Oak Creek Place, Hayward, California 94541
________________________________________________________________________________
               (Address of principal executive offices) (Zip code)

                                 (510) 582-2720
________________________________________________________________________________
              (Registrant's telephone number, including area code)

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)



     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                X
                    ______Yes                _______No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common                        31,300,000
________________________________________________________________________________
     Class                         Number of shares outstanding at June 28, 2000


                     This document is comprised of 9 pages.

FORM 10-QSB
1ST QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                    ____________
Item 1.   Financial Statements*

Condensed balance sheet - March 31, 2000 (Unaudited).................     3

Condensed statements of operations - Three months ended
     March 31, 2000 and 1999, and November 10, 1998 (inception)
     through March 31, 2000 (Unaudited)..............................     4

Condensed statements of cash flows - Three months ended
     March 31, 2000 and 1999, and November 10, 1998 (inception)
     through March 31, 2000 (Unaudited)..............................     5

Notes to condensed financial statements (Unaudited)..................     6

Item 2.  Plan of operation...........................................     8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     8
Item 2.  Changes in Securities.......................................     8
Item 3.  Defaults Upon Senior Securities.............................     8
Item 4.  Submission of Matters To A Vote of Security Holders.........     8
Item 5.  Other Information...........................................     8
Item 6.  Exhibits and Reports on Form 8-K............................     8

Signatures...........................................................     9



* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                      HYDRO ENVIRONMENTAL RESOURCES, INC.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET
                                 March 31, 2000
                                  (Unaudited)

Assets
    Cash.......................................................$      18,044
    Other current assets.......................................        3,000
    Intangible assets, net (Note 3)............................       12,750
                                                               --------------
                                                               $      33,794
                                                               ==============

Liabilities and Shareholders' Deficit
    Accrued interest payable to officer (Note 2)...............$       1,845
    Due to officer (Note 2)....................................      109,879
                                                               --------------
                                                                     111,724
                                                               --------------

Commitments....................................................          -

Shareholders' deficit:
    Preferred stock............................................          -
    Common stock...............................................       31,300
    Additional paid-in capital.................................       18,985
    Retained deficit...........................................     (128,215)
                                                               --------------
          Total shareholders' deficit..........................      (77,930)
                                                               --------------
                                                               $      33,794
                                                               ==============

               The accompanying notes are an integral part of the
                        condensed financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                     November 10,
                                                                                         1998
                                                                                      (Inception)
                                                         For the Three Months Ended     through
                                                                 March 31,             March 31,
                                                         --------------------------  ------------
                                                             2000          1999          2000
                                                         ------------  ------------  ------------
Revenues................................................ $        -    $        -    $        -

Operating expenses:
  Research and development..............................      29,264            -         72,664
  General and administrative............................      15,472         2,325        36,879
  General and administrative-stock based compensation...          -             -            750
  General and administrative, related parties (Note 3)..       3,000         1,000        16,000
                                                         ------------  ------------  ------------
     Total operating expenses...........................      47,736         3,325       126,293
                                                         ------------  ------------  ------------

     Loss before interest and provision for income tax..     (47,736)       (3,325)     (126,293)

Interest expense........................................         952            -          1,922
                                                         ------------  ------------  ------------
       Loss before provision for income taxes...........     (48,688)           -       (128,215)

Provision for income taxes (benefit) (Note 4)...........           -            -              -
                                                         ------------  ------------  ------------
       Net loss......................................... $   (48,688)  $        -    $  (128,215)
                                                         ============  ============  ============

Basic and diluted loss per share........................           *             *
                                                         ============  ============
Weighted average number of shares of common
  stock outstanding.....................................  31,300,000     3,887,500
                                                         ============  ============

* Less than $.01


                The accompanying notes are an integral part of the
                        condensed financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     November 10,
                                                                                         1998
                                                                                      (Inception)
                                                         For the Three Months Ended     through
                                                                 March 31,             March 31,
                                                         --------------------------  ------------
                                                             2000          1999          2000
                                                         ------------  ------------  ------------

        Net cash used in operating activities........... $   (53,000)  $     1,120   $  (110,370)
                                                         ------------  ------------  ------------

Financing activities:
   Capital contributions................................          -             -          4,910
   Proceeds from officer loans (Note 2).................      62,379            -        115,979
   Retirement of officer loans (Note 2).................      (1,000)           -         (6,100)
   Proceeds from the sale of common stock,
      net of offering costs.............................          -         13,625        13,625
                                                         ------------  ------------  ------------
        Net cash provided financing activities..........      61,379        13,625       128,414
                                                         ------------  ------------  ------------

Net change in cash......................................       8,379        14,745        18,044
Cash at beginning of period.............................       9,665            90           -
                                                         ------------  ------------  ------------
Cash at end of period................................... $    18,044   $    14,835   $    18,044
                                                         ============  ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest........................................ $        -    $        -    $       -
                                                         ============  ============  ============
        Income taxes.................................... $        -    $        -    $       -
                                                         ============  ============  ============

    Noncash investing and financing activities:
        Common stock issued for patent rights........... $        -    $        -    $    15,000
                                                         ============  ============  ============


                The accompanying notes are an integral part of the
                        condensed financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1:  Basis of presentation

         The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 1999 and should be read in conjunction with the notes thereto. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. As shown in the accompanying financial statements, the Company has no revenues, a limited history of operations, and a loss of $128,215 for the period from November 10, 1998 (inception) through March 31, 2000. This factor, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to seek additional funding through equity offerings and debt financings during 2000 to help fund the Company's operation as it expands.

         Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, and the success of its recent merger. The Company's future success will be dependent upon its ability to create and provide effective and competitive services on a timely and cost-effective basis. The Company's year-end is December 31.

         Interim financial data presented herein are unaudited.

Note 2: Related party transactions

         The President of the Company provided office space to the Company at no charge for the three months ended March 31, 2000 and 1999. The office space was valued at $500 per month and is included in the accompanying unaudited, condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

         During the three months ended March 31, 2000 and 1999, the president contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and is included in the accompanying financial statements as office expense with a corresponding credit to additional paid-in capital.

         During the three months ended March 31, 2000, the President of the Company paid $28,579 in expenses on behalf of the Company. These transactions are accounted for as loans and are included in the accompanying financial statements as additional due officer. The President of the Company loaned the Company $32,800 for working capital, during the same period, of which $1,000 was repaid as of March 31, 2000. The loans bear interest at from six to eight percent and are due on demand. The $109,879 in outstanding loans and $1,845 in related accrued interest is included in the accompanying financial statements as due to officer.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 3:  Intangible assets

         Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

         Patent Rights........................................$    15,000
         Accumulated amortization.............................     (2,250)
                                                              ------------
                                                              $    12,750
                                                              ============

Note 4:  Income taxes

         The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2000 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0-income taxes.

PART 1. FINANCIAL INFORMATION
ITEM 2. PLAN OF OPERATION

         We plan to satisfy our cash requirements, over the next twelve months, through cash infusions from our principal shareholder, in exchange for restricted stock. However, we will need to raise additional capital in the next twelve months. Our management is considering the following options:

         (a) a private offering and sale of our common stock;
         (b) a public offering and sale of our common stock; or
         (c) a combination of private and public sale of our common stock.

         A summary of our product research and development for the term of the plan is as follows:

         We are performing on going research on the recovery and reconstruction of compounds used by ECHFR to produce hydrogen. It is estimated that over 40 percent of these patented-formula compounds can be reused, lowering the cost of production by as much as 25 percent. In addition, there are several potentially profitable by-products created by ECHFR that we could market worldwide, such as:

         (a) An on-site power plant could be designed for particular needs where electricity and/or gas are necessary to process cooking oil; and

         (b) In the treatment of wastewater at abandoned mine sites and other wastewater dumps or quarries, the ECHFR could operate the process by creating power from the actual wastewater to be treated

         We expect to lease larger laboratory and to purchase lab equipment over the next twelve months.

         Subject to the implementation and success of one or more of the financing options discussed in the first paragraph, we plan to hire four employees; an engineer; a laboratory technician, a computer specialist, and a chief operating officer. Once in place and subject to the implementation and success of one or more of the financing options discussed in the first paragraph, we plan to hire two to three additional technical personnel.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

PART II - OTHER INFORMATION

ITEM 1 - No response required.
ITEM 2 - No response required.
ITEM 3 - No response required.
ITEM 4 - No response required.
ITEM 5 - No response required.
ITEM 6 - Exhibits and reports on Form 8-K:

         (a)  Exhibits:

                  27*  Financial Data Schedule.

         (b) Reports on Form 8-K were filed on:

                  None

                      HYDRO ENVIRONMENTAL RESOURCES, INC.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Hydro Environmental Resources, Inc.
                                                                    (Registrant)


DATE: June 29, 2000                          BY: /s/ JACK WYNN
      ________________________________          ______________________________
                                                Jack Wynn, President