Form 10QSB
period 2000-06-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2000-08-15
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 2000        Commission File Number 0-27825


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

                                                X
                    ______Yes                _______No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common                       31,300,000
________________________________________________________________________________
     Class                        Number of shares outstanding at August 9, 2000


                     This document is comprised of 9 pages.

                                   FORM 10-QSB
                                   2ND QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                    ____________
Item 1.   Financial Statements*

Condensed balance sheet - June 30, 2000 (Unaudited)..................     3

Condensed statements of operations - Three months ended
     June 30, 2000 and 1999, six months ended June 30, 2000
     and 1999,and November 10, 1998 (inception)
     through June 30, 2000 (Unaudited)...............................     4

Condensed statements of cash flows - Six months ended
     June 30, 2000 and 1999, and November 10, 1998 (inception)
     through June 30, 2000 (Unaudited)...............................     5

Notes to condensed financial statements (Unaudited)..................     6

Item 2.  Plan of operation...........................................     8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     8
Item 2.  Changes in Securities.......................................     8
Item 3.  Defaults Upon Senior Securities.............................     8
Item 4.  Submission of Matters To A Vote of Security Holders.........     8
Item 5.  Other Information...........................................     8
Item 6.  Exhibits and Reports on Form 8-K............................     8

Signatures...........................................................     9



* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                      HYDRO ENVIRONMENTAL RESOURCES, INC.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET
                                 June 30, 2000
                                  (Unaudited)

Assets
    Cash.......................................................$         132
    Other current assets.......................................        8,000
    Intangible assets, net (Note 3)............................       12,000
                                                               --------------
                                                               $      20,132
                                                               ==============

Liabilities and Shareholders' Deficit
    Accrued interest payable to officer (Note 2)...............$       4,081
    Due to officer (Note 2)....................................      126,567
                                                               --------------
                                                                     130,648
                                                               --------------
Shareholders' deficit:
    Preferred stock............................................          -
    Common stock...............................................       31,300
    Additional paid-in capital.................................       21,985
    Retained deficit...........................................     (163,801)
                                                               --------------
          Total shareholders' deficit..........................     (110,516)
                                                               --------------
                                                               $      20,132
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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                               November 10,
                                                                                                                  1998
                                                         For the Three Months Ended  For the Six Months Ended  (Inception)
                                                                   June 30,                  June 30,            through
                                                         --------------------------  ------------------------    June 30,
                                                             2000          1999          2000          1999        2000
                                                         ------------  ------------  -----------   ----------  ------------


Operating expenses:
  Research and development.............................. $     2,930   $       400   $   32,194    $     400    $   75,594
  General and administrative............................      27,420         9,347       42,892       11,672        64,299
  General and administrative-stock based compensation...         -             -            -            -             750
  General and administrative, related parties (Note 3)..       3,000         2,000        6,000        3,000        19,000
                                                         ------------  ------------  -----------   ----------  ------------
     Total operating expenses...........................      33,350        11,747       81,086       15,072       152,643
                                                         ------------  ------------  -----------   ----------  ------------

     Loss before interest and provision for income tax..     (33,350)      (11,747)     (81,086)     (15,072)     (159,643)

Interest expense........................................       2,236           -          3,188          -           4,158
                                                         ------------  ------------  -----------   ----------  ------------
       Loss before provision for income taxes...........     (35,586)      (11,747)     (84,274)     (15,072)     (163,801)

Provision for income taxes (benefit) (Note 4)...........         -             -            -            -             -
                                                         ------------  ------------  -----------   ----------  ------------
       Net loss......................................... $   (35,586)  $   (11,747)  $  (84,274)   $ (15,072)  $  (163,801)
                                                         ============  ============  ============  ==========  ============

Basic and diluted loss per share........................           *             *            *            *
                                                         ============  ============  ============  ==========
Weighted average number of shares of common
  stock outstanding.....................................  31,300,000    18,050,000    31,300,000   11,616,667
                                                         ============  ============  ============  ==========

* Less than $.01


                The accompanying notes are an integral part of the
                        condensed financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     November 10,
                                                                                         1998
                                                                                      (Inception)
                                                          For the Six Months Ended      through
                                                                  June 30,              June 30,
                                                         --------------------------  ------------
                                                             2000          1999          2000
                                                         ------------  ------------  ------------

        Net cash used in operating activities........... $   (87,600)  $    (3,837)  $  (144,970)
                                                         ------------  ------------  ------------

Financing activities:
   Capital contributions................................         -           4,910         4,910
   Proceeds from officer loans (Note 2).................      84,967           -         138,567
   Retirement of officer loans (Note 2).................      (6,900)          -         (12,000)
   Proceeds from the sale of common stock,
      net of offering costs.............................         -          13,625        13,625
                                                         ------------  ------------  ------------
        Net cash provided financing activities..........      78,067        18,535       145,102
                                                         ------------  ------------  ------------

Net change in cash......................................      (9,533)       14,698           132
Cash at beginning of period.............................       9,665            90           -
                                                         ------------  ------------  ------------
Cash at end of period................................... $       132   $    14,788   $       132
                                                         ============  ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest........................................ $        -    $        -    $       -
                                                         ============  ============  ============
        Income taxes.................................... $        -    $        -    $       -
                                                         ============  ============  ============

    Noncash investing and financing activities:
        Common stock issued for patent rights........... $        -    $    15,000    $   15,000
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

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. As shown in the accompanying financial statements, the Company has no revenues, a limited history of operations, and a loss of $163,801 for the period from November 10, 1998 (inception) through June 30, 2000. This factor, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Note 2: Related party transactions

          The President of the Company provided office space to the Company at no charge for the six months ended June 30, 2000 and 1999. The office space was valued at $500 per month and is included in the accompanying unaudited, condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

          During the six months ended June 30, 2000 and 1999, the President of the Company contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and is included in the accompanying financial statements as office expense with a corresponding credit to additional paid-in capital.

          During the six months ended June 30, 2000, the President of the Company paid $30,983 in expenses on behalf of the Company. These transactions are accounted for as loans and are included in the accompanying financial statements as due to officer. The President of the Company loaned the Company $53,984 for working capital, during the same period, of which $6,900 was repaid as of June 30, 2000. The loans bear interest at from six to eight percent and are due on demand. The $126,567 in outstanding loans and $4,081 in related accrued interest is included in the accompanying financial statements as due to officer.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 3:  Intangible assets

         Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

         Patent Rights........................................$    15,000
         Accumulated amortization.............................     (3,000)
                                                              ------------
                                                              $    12,000
                                                              ============

Note 4:  Income taxes

          The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2000 resulting in a deferred tax asset, which was fully allowed for, therefore, the net benefit and expense result in $-0-income taxes.


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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

PART II - OTHER INFORMATION

ITEM 1 - No response required.
ITEM 2 - No response required.
ITEM 3 - No response required.
ITEM 4 - No response required.
ITEM 5 - No response required.
ITEM 6 - Exhibits and reports on Form 8-K:

         (a)  Exhibits:

                  27*  Financial Data Schedule.

         (b) Reports on Form 8-K were filed on:

                  None

                      HYDRO ENVIRONMENTAL RESOURCES, INC.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Hydro Environmental Resources, Inc.
                                             (Registrant)


DATE: August 14, 2000                        BY: /s/ JACK WYNN
      ________________________________       ______________________________
                                             Jack Wynn, President