Form 10QSB
period 2000-09-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2000-11-14
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
     1934

                      For Quarter Ended September 30, 2000

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


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common                                        31,300,000
________________________________________________________________________________
     Class                     Number of shares outstanding at November 10, 2000

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                     This document is comprised of 9 pages.

FORM 10-QSB
3RD QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           _____
Item 1.   Financial Statements*

Condensed balance sheet - September 30, 2000 (Unaudited)...................  3

Condensed statements of operations - Three and nine months ended
   September 30, 2000 (Unaudited) and 1999 (Unaudited), and
   November 10, 1998 (inception) through September 30, 2000 (Unaudited)....  4

Condensed statements of cash flows - Nine months ended
   September 30, 2000 (Unaudited) and 1999 (Unaudited), and
   November 10, 1998 (inception) through September 30, 2000 (Unaudited)....  5

Notes to condensed financial statements (Unaudited)........................  6

Item 2.  Plan of operation.................................................  8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  8
Item 2.  Changes in Securities.............................................  8
Item 3.  Defaults Upon Senior Securities...................................  8
Item 4.  Submission of Matters To A Vote of Security Holders...............  8
Item 5.  Other Information.................................................  8
Item 6.  Exhibits and Reports on Form 8-K..................................  8

Signatures.................................................................  9



* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                      HYDRO ENVIRONMENTAL RESOURCES, INC.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET
                               September 30, 2000
                                  (Unaudited)

Assets
    Cash.......................................................$       4,356
    Other current assets.......................................        8,800
    Intangible assets, net (Note 3)............................       11,250
                                                               --------------
                                                               $      24,406
                                                               ==============

Liabilities and Shareholders' Deficit
    Accrued interest payable to officer (Note 2)...............$       7,189
    Due to officer (Note 2)....................................      146,539
                                                               --------------
                                              Total liabilities      153,728
                                                               --------------
Shareholders' deficit:
    Preferred stock............................................          -
    Common stock...............................................       31,300
    Additional paid-in capital.................................       24,985
    Retained deficit...........................................     (185,607)
                                                               --------------
                                    Total shareholders' deficit     (129,322)
                                                               --------------
                                                               $      24,406
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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                                 November 10,
                                                                                                                     1998
                                                         For the Three Months Ended  For the Nine Months Ended   (Inception)
                                                                 September 30,             September 30,           through
                                                         --------------------------  -------------------------   September 30,
                                                             2000          1999          2000          1999          2000
                                                         ------------  ------------  -----------   -----------   ------------
Operating expenses:
  Research and development.............................. $     2,700   $    25,000   $   34,894    $  25,400    $   78,294
  General and administrative:
      Stock based compensation..........................         -             -            -            -             750
      Related parties (Note 3)..........................       3,000         1,500        9,000        4,500        22,000
      Other.............................................      12,999         7,197       55,891       18,869        77,298

                                                         ------------  ------------  -----------   ----------  ------------
                                Total operating expenses      18,699        33,697       99,785       48,769       178,342
                                                         ------------  ------------  -----------   ----------  ------------

                                          Operating loss     (18,699)      (33,697)     (99,785)     (48,769)     (178,342)

Interest expense........................................       3,107           -          6,295          -           7,265
                                                         ------------  ------------  -----------   ----------  ------------
                                Loss before income taxes     (21,806)      (33,697)    (106,080)     (48,769)     (185,607)

Income taxes (Note 4)...................................         -             -            -            -             -
                                                         ------------  ------------  -----------   ----------  ------------
                                                Net loss $   (21,806)  $   (33,697)  $ (106,080)   $ (48,769)  $  (185,607)
                                                         ============  ============  ============  ==========  ============

Basic and diluted loss per share........................           *             *            *            *
                                                         ============  ============  ============  ==========
Basic and diluted weighted average
  number of common shares
  outstanding...........................................  31,300,000    31,175,000    31,300,000   19,000,000
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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     November 10,
                                                                                         1998
                                                                                     (Inception)
                                                          For the Nine Months Ended    through
                                                                September 30         September 30,
                                                         --------------------------  ------------
                                                             2000          1999          2000
                                                         ------------  ------------  ------------

        Net cash used in operating activities........... $  (103,348)  $   (34,596)  $  (160,718)
                                                         ------------  ------------  ------------

Cash flows from financing activities:
   Capital contributions................................          -          4,910         4,910
   Proceeds from officer loans (Note 2).................     105,133        23,500       158,733
   Retirement of officer loans (Note 2).................      (7,094)           -        (12,194)
   Proceeds from the sale of common stock,
      net of offering costs.............................          -         13,625        13,625
                                                         ------------  ------------  ------------
        Net cash provided financing activities..........      98,039        42,035       165,074
                                                         ------------  ------------  ------------

                                      Net change in cash      (5,309)        7,439         4,356
Cash at beginning of period.............................       9,665            90           -
                                                         ------------  ------------  ------------
                                   Cash at end of period $     4,356   $     7,529   $     4,356
                                                         ============  ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest........................................ $        -    $        -    $       -
                                                         ============  ============  ============
        Income taxes.................................... $        -    $        -    $       -
                                                         ============  ============  ============

    Noncash investing and financing activities:
        Common stock issued for patent rights........... $        -    $    15,000   $    15,000
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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. As shown in the accompanying financial statements, the Company has no revenues, a limited history of operations, and a loss of $185,607 for the period from November 10, 1998 (inception) through September 30, 2000. This factor, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to seek additional funding through equity offerings and debt financings to help fund the Company's operation.

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

Note 2: Related party transactions

         The President of the Company provided office space to the Company at no charge for the nine months ended September 30, 2000 and 1999.The office space was valued at $500 per month and such charges are recognized in the accompanying unaudited, condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

         During the nine months ended September 30, 2000 and 1999, the President of the Company contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and such charges are recognized in the accompanying financial statements as office expense with a corresponding credit to additional paid-in capital.

         During the nine months ended September 30, 2000, the President of the Company paid $32,306 in expenses on behalf of the Company. These transactions are accounted for as loans and are included in the accompanying financial statements as additional due officer.

         The President of the Company loaned the Company $72,633 for working capital, during the same period, of which $6,900 was repaid as of September 30, 2000. The loans bear interest at from six to eight percent and are due on demand. The $146,539 in outstanding loans and $7,189 in related accrued interest is included in the accompanying financial statements as due to officer.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 3:  Intangible assets

         Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

         Patent Rights........................................$    15,000
         Accumulated amortization.............................     (3,750)
                                                              ------------
                                                              $    11,250
                                                              ============

Note 4:  Income taxes

         The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2000 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0-income taxes.

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

         As of September 30, 2000, all cash infusions from the principal shareholder have been classified as a liability and are disclosed in the accompanying condensed balance sheet as due to officer.

         A summary of our product research and development for the term of the plan is as follows:

         We are performing on going research on the recovery and reconstruction of compounds used by the ElectroChem Hydrogen Fuel Reactor (ECHFR) to produce hydrogen. It is estimated that over 40 percent of these patented-formula compounds can be reused, possibly lowering the cost of production by as much as 25 percent. In addition, there are several potentially profitable by-products created by ECHFR that we could market worldwide, such as:

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

PART II - OTHER INFORMATION

ITEM 1 - No response required.
ITEM 2 - No response required.
ITEM 3 - No response required.
ITEM 4 - No response required.
ITEM 5 - No response required.
ITEM 6 - Exhibits and reports on Form 8-K:

         (a)  Exhibits:

                  27*  Financial Data Schedule.

         (b) Reports on Form 8-K were filed on:

                  None

                      HYDRO ENVIRONMENTAL RESOURCES, INC.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Hydro Environmental Resources, Inc.
                                             (Registrant)


DATE:        November 13, 2000                      BY: /s/ JACK WYNN
      ________________________________       ___________________________________
                                                 Jack Wynn, President