Form 10KSB
period 2000-12-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2001-04-17
CIK 1081260

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-27825





             HYDRO ENVIRONMENTAL RESOURCES, INC.
   (Exact name of registrant as specified in its charter)




Oklahoma                                          73-1552304
(State of organization) (I.R.S. Employer Identification No.)

5725 S. Valley View Blvd., Suite 3, Las Vegas, NV 89118
(Address of principal executive offices)

Registrant's telephone number, including area code: (702) 597-9070

Securities registered under Section 12(g) of the Exchange Act:

              Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues during the year ended December 31, 2000: $-0-

As of March 30, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates, approximately 22,177,000 shares of common stock, based on the average bid and asked price of $0.12 as quoted on the OTC Bulletin Board, was $2,661,240.

As of March 30, 2001, there were 32,300,000 shares of the issuer's common stock outstanding.

            DOCUMENTS INCORPORATED BY REFERENCE:

                              None


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Development of the Company
--------------------------

The Company was incorporated under the laws of Oklahoma on November 10, 1998. The principal activities since inception have been organizational matters and the sale and issuance of shares of its $0.001 par value common stock plus research and development of the ECHFR. The Company was formed to design, build and manage inexpensive and environmentally friendly fuel and power producing systems for remote areas of the world that are without electricity and other sources of power.

On June 16,1999, the rights to the ElectroChem Hydrogen Fuel Reactor (ECHFR), a prototype-stage technology that produces clean burning hydrogen gas at low pressure from any water source, were assigned to the Company in exchange for 15,000,000 shares of restricted common stock and a 5% royalty to the inventor, Mr. James Pelto. Mr. Pelto built the prototype ECHFR and will continue to be involved in its development and commercialization.

During February of 2001, the Company signed a contract with Orini Lumber Processors Limited ("Orini") of Orini, New Zealand. The Company agreed to construct and develop an ElectroChem Hydrogen Fuel Reactor ("ECHFR") system for the production of energy suitable for the purposes required by Orini for $1,500,000.
Under the terms of the contract, the Company will (a) satisfy Orini that the system is economical and financially viable and satisfactory for long-term use for the purpose it is designed for and (b) satisfy Orini that the system is safe and had no hazardous or injurious side effects to the ecology or to the environment and any by-products are capable of being disposed of cheaply and efficiently and there is no unsatisfactory risk to the staff operating the system. Once the Company has satisfied Orini of the above clauses, Orini shall pay a deposit of 25 percent of the purchase price and the balance of the purchase price upon the successful installation and operation of the system.

Business of the Company
-----------------------

The objective of the Company is to design, build and manage inexpensive and environmentally friendly fuel and power producing systems for remote areas of the world that are without electricity, cooking fuel, fresh water or power of any kind.

The ECHFR is designed to be used where there is no energy readily available. All that is required for the ECHFR to work is water and a proprietary mixture of dry chemicals that are readily available, light in weight, and easily transported. The Company is not aware of another power generation system that is similar to the ECHFR. The ECHFR is a sophisticated mechanical reactor that creates an electrical current that splits the water molecule, separating the two hydrogen atoms from the oxygen atom. The ECHFR activates a formula that removes hydrogen from water on a stand-by or as needed basis using equipment that can be portable or stationary. The result is clean burning hydrogen gas that can be used for cooking, heating or refrigeration.

The present prototype ECHFR unit is a portable 3-gallon system capable of producing enough hydrogen gas to power a 2-kW electric generator or supply hydrogen to power a gas stove. The next stage is to develop a larger system (50-100 gallons) capable of producing enough hydrogen power to supply electricity, cooking fuel and purified water for a community of 100 people. Management estimates R&D for the larger ECHFR unit to be from 12-18 months. Because the ECHFR technology is still in development, management has not yet determined production costs, therefore, the cost-effectiveness of the ECHFR technology has yet to be determined.

Ultimately, the Company intends to build, market and operate a stationary power site using a 3,000 gallon ECHFR system capable of supplying power for a city of approximately 3,000 people. The Company plans to market the ECHFR technology in places that are currently underserved by conventional power companies, including Indonesia, China, Philippines, Malaysia, Middle East and parts of Central and South America. In addition to providing fuel, other potential markets for the ECHFR are industrial mining and wastewater cleansing and property restoration.

The Company plans to hire approximately 12 employees during the next twelve months to market the ECHFR. To date the Company has received inquiries about the process, but no orders for its product other than the Orini contract mentioned above. There is no assurance that the Company will ever receive any orders for its product.

The Industry
------------

The Company believes that its ECHFR technology is unique. There is no ECHFR or its equivalent used to produce energy anywhere else at this time. The ECHFR uses water and a proprietary mixture of chemicals to produce hydrogen gas for cooking, heating and refrigeration.

A potential competing technology to the ECHFR is the hydrogen fuel cell. Fuel cells are electro-chemical devices, similar to a battery, in which hydrogen (either pure hydrogen gas or hydrogen extracted from a fuel that contains the element) and oxygen from the air are combined to produce electricity, water and a modest amount of waste heat. The conversion efficiency can be as high as 80%, but actual values vary with fuel cell types. Each cell produces 0.5-0.9 volts, so a large number of cells must be stacked together and electrically connected in a series and parallel to achieve the desired output. Like a battery, a fuel cell stack has no moving parts (except for small fans and pumps to remove or recover waste heat) has near-zero emissions except for water, and is ultra-quiet. These characteristics make the fuel cell a highly attractive power source for automobiles and other vehicles, and for stationary power plants.

Fuel cell power systems can be classified in three groups by type of application: 1) those intended to replace the internal combustion engine in automobiles, trucks and buses, 2) those intended to serve as distributed generation power plant that are at or close to homes, buildings, and manufacturing plants; and 3) those that are intended to replace batteries in everything from cellular telephones, flashlights, computers, radios, golf carts, powered wheelchairs, to portable outdoor signs.

Hydrogen fuel cell technology is currently being commercialized. According to a report documenting perspectives, insights and discussions presented by industry leaders at a recent conference on The Business Case for Fuel Cells (July 15-16, 1999), total worldwide R&D spending on fuel cell technology is nearly $1 billion per year with funding provided by vehicle manufacturers, equipment manufacturers, utilities, and government agencies in the U.S., Europe and Japan. About 80% of the funding is directed toward the development of fuel cell systems for electric vehicles such as automobiles, trucks, buses and golf carts.

Companies such as Daimler Chrysler and Ford have recognized the future commercial potential of hydrogen fuel cells for the automotive industry and have developed strategic alliances with and have invested over $500 million in Ballard Power Systems, a leading company in the commercialization of the hydrogen fuel cell. Ballard, together with its alliance partners and associated companies, plans to bring to market their first portable power products in 2001; their first transit bus engines in 2002; their first stationary power products between 2002 and 2003; and their first automotive engines between 2003 and 2005.

Manufacturers and marketers of hydrogen fuel cells include Ballard Power Systems, DCH Technology, Inc., ONSI, Ergenics, H Power Corp., and Powerball Technologies. These companies produce fuel cells on a made-to-order basis. Competitors may be able to develop technologies that are as effective as, or more effective, easier or cheaper to use, than those offered by the Company. The Company's existing and potential competitors have substantially greater financial, marketing, sales, manufacturing, distribution and technological resources than the Company. There is no assurance that the Company will be able to successfully compete.

Patents
-------

The ECHFR and the chemical formula for producing hydrogen are both covered by pending patents. The pending patents were filed in Australia and cover 96 international jurisdictions, including the United States. There is no assurance that the patents will issue and there is no assurance that if the patents issue that they will not infringe on other patents. Management does not have an estimated time frame for the patents to be issued. If the patents issue, their duration will be from 17 to 20 years from the date of issuance.

Government Regulation
---------------------

Although the Company is not aware of any government approvals required prior to or in conjunction with its marketing of the ECHFR in Indonesia, China, Philippines, Malaysia, Middle East and parts of Central and South America, there is no assurance that such government approvals will not be required in the future. In addition, compliance with government or regulatory requirements, if any, could have a material adverse affect on the operations of the Company.

Employees
---------

The Company presently has 2 officers and 5 directors. The officers and directors are engaged in other business activities and devote no more than 50% of their time to the business of the Company. The Company currently has 5 full-time employees and plans to hire approximately 12 additional employees during the next twelve months to market the ECHFR. Additionally, the Company plans to retain consulting engineers on a project-by-project basis. However, there is no assurance that any employees will be hired or any consultants will be retained.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company owns no property. On February 1, 2001, the Company entered into an operating lease for its principal executive offices located at 5725 S. Valley View, Las Vegas, Nevada 89118. The lease commenced February 1, 2001 and expires January 31, 2004. Minimum monthly payments under the lease total $2,600. Future minimum lease payments are as follows:

     December 31,
       2001         $ 28,600
       2002           31,200
       2003           31,200
       2004            2,600
                    --------
                    $ 93,600

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Market Information
------------------

The Company's Common Stock, $.001 par value, the only class of common equity of the Company, is traded on over-the-counter under the symbol "HYER." Trading commenced on October 5, 2000. Since trading commenced, during the 4th Quarter 2000, the low bid of the Company's Common Stock was $0.0625 and the high ask was $1.12. During the 1st Quarter 2001, the low bid of the Company's Common Stock was $0.0625 and the high ask was $0.50. The source of the market information was America Online.

Holders
-------

As of March 30, 2001, there were approximately 323 holders of record of the Company's Common Stock (not including beneficial owners holding in "street-name").

Dividends
---------

The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

Sales of Unregistered Securities
--------------------------------

On July 2, 2000, the Company sold 800,000 shares of its $0.001 par value common stock to an individual for $40,000 ($0.05 per share). The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act").

On July 2, 2000, the Company sold 200,000 shares of its $0.001 par value common stock to an individual for $20,000 ($0.10 per share). The shares were issued in reliance on Section 4(2) of the Act.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable", "possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this report have been compiled by management of the company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in this report are accurate, and we assume no obligation to update any such forward-looking statements.

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

As of December 30, 2000, all cash infusions from our President, Jack H. Wynn, have been classified as a liability and are disclosed in the accompanying balance sheet as due to officer.

A summary of our product research and development for the term of the plan is as follows:

We are performing ongoing research on the recovery and reconstruction of compounds used by the ElectroChem Hydrogen Fuel Reactor (ECHFR) to produce hydrogen. It is estimated that over 40 percent of these formula compounds can be reused, possibly lowering the cost of production. In addition, there are several potentially profitable by-productscreated by ECHFR that we could market worldwide, such as:

     (a) An on-site power plant could be designed for particular needs where electricity and/or gas are necessary to process cooking oil; and

     (b) In the treatment of wastewater at abandoned mine sites and other wastewater dumps or quarries, the ECHFR could operate the process by creating power from the actual wastewater to be treated

We expect to lease a larger laboratory and to purchase additional lab equipment over the next twelve months.

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

ITEM 7.   FINANCIAL STATEMENTS.

The financial statements that constitute Item 7 of this report and a table of contents thereto commence on page F-1 through F-11, which follow.



               HYDRO ENVIRONMENTAL RESOURCES, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                  Index to Financial Statements

                                                             Page

Independent auditors' report ............................... F-2

Balance sheet, December 31, 2000 ........................... F-3

Statements of operations, for the years ended December 31,
   2000 and 1999, and from November 10, 1998 (inception)
   through December 31, 2000 ............................... F-4

Statement of shareholders' deficit, from November 10,
   1998 (inception) through December 31, 2000 .............. F-5

Statements of cash flows, for the years ended December 31,
   2000 and 1999, and from November 10, 1998 (inception)
   through December 31, 2000 ............................... F-6

Summary of significant accounting policies ................. F-7

Notes to the financial statements .......................... F-9



To the Board of Directors and Shareholders
Hydro Environmental Resources, Inc.

                  INDEPENDENT AUDITORS' REPORT

We have audited the balance sheet of Hydro Environmental Resources, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2000 and 1999, and from November 10, 1998 (inception) December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydro Environmental Resources, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and from November 10, 1998 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note B to the financial statements, Hydro
Environmental Resources, Inc. conducted significant transactions with its president during the periods presented.


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies, the Company has no revenues, a limited history of operations and significant operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Summary of Significant Accounting Policies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Harvey, P.C.
Denver, Colorado
April 10, 2001

               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET

                        December 31, 2000

ASSETS

Current assets:
  Cash.......................................................... $ 6,532
                                                                --------
                                            Total current assets   6,532

Patent rights and interests, less $4,500 of
  accumulated amortization (Note B).............................  10,500
                                                                --------

                                                                $ 17,032
                                                                ========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................$ 24,258
  Due to officer (Note B)....................................... 175,155
  Other current liabilities.....................................   2,000
                                                                --------
                                      Total current liabilities  201,413
                                                                --------

Shareholders' deficit (Note D):
  Preferred stock, $001 par value; 5,000,000 shares
     authorized; -0- shares issued and outstanding..............       -
  Common stock, $001 par value; 50,000,000 shares authorized;
     32,300,000 shares issued and outstanding...................  32,300
  Additional paid-in capital....................................  86,985
  Deficit accumulated during development stage..................(303,666)
                                                                ---------
                                    Total shareholders' deficit (184,381)
                                                                ---------

                                                                $ 17,032
                                                                =========

 See accompanying summary of significant accounting policies and notes to the financial statements.

             HYDRO ENVIRONMENTAL RESOURCES, INC.
                (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF OPERATIONS

                                                                  November 10,
                                                                      1998
                                          For the Years Ended     (Inception)
                                              December 31,          through
                                          -------------------     December 31,
                                            2000       1999           2000
                                          --------   --------     ------------
Operating expenses:
 Research and development............... $  37,481   $  43,400     $   80,881
 General and administrative.............   164,833      21,397        186,240
 Rent expense (Note B)..................     6,000       6,000         13,000
 Office expense (Note B)................     6,000       6,000         12,000
 Stock-based compensation, financial
    advisory services (Note E)..........       -           750            750
                                          ---------  ----------    -----------
                          Operating loss  (214,314)    (77,547)      (292,871)

Non-operating expenses:
  Interest expense, related party
    (Note B)............................    (9,125)       (970)       (10,095)
  Interest expense, other...............      (700)         -            (700)
                                          ---------  ----------    -----------
            Total non-operating expenses    (9,825)       (970)       (10,795)
                                          ---------  ----------    -----------
            Net loss before income taxes  (224,139)    (78,517)      (303,666)

Income taxes (Note C)...................       -           -              -
                                          ---------  ----------    -----------

                                Net loss $(224,139)  $ (78,517)    $ (303,666)
                                         ==========  ==========    ===========


Basic and diluted loss per common share..$     *     $     *
                                         ==========  ==========

Basic and diluted weighted average
  common shares outstanding..............31,800,000  22,075,000
                                         ==========  ==========

 * Less than $.01 per share


See accompanying summary of significant accounting policies and notes to the financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF SHAREHOLDERS' DEFICIT


             November 10, 1998 (inception) through December 31, 2000

                                                                                            Deficit
                                                                                          Accumulated
                                    Preferred stock        Common Stock       Additional  During the
                                   -----------------   ---------------------    Paid-In   Development
                                   Shares  Par Value     Shares    Par Value    Capital      Stage        Total
                                   ------  ---------   ----------  ---------  ----------- -----------  -----------
Balance, November 10, 1998
   (inception).....................    -   $     -            -    $     -    $      -    $      -     $      -
Office space contributed by
   the president (Note B)..........    -         -            -          -         1,000         -          1,000
Net loss for the period ended
   December 31, 1998...............    -         -            -          -           -       (1,010)       (1,010)
                                   ------  ---------   ----------  ---------  ----------- ----------   -----------
        Balance, December 31, 1998     -         -            -          -         1,000     (1,010)          (10)


February 25, 1999, sale of
   common stock to officer
   and affiliates for cash
   ($.001/share) (Note D)...........   -         -      4,250,000     4,250          -           -          4,250
February 25, 1999, sale of
   common stock, net of
   $1,925 of offering costs
   ($.001/share) (Note D)...........   -         -     11,300,000    11,300       (1,925)        -          9,375
March 1, 1999, capital contribution
   by the president (Note B)........   -         -            -          -         3,210         -          3,210
May 31, 1999, expenses paid by
   the president on behalf of
   the Company (Note B).............   -         -            -          -         1,700         -          1,700
June 16, 1999, shares issued in
   exchange for patent interests and
   rights ($.001/share) (Note B)....   -         -     15,000,000    15,000           -          -         15,000
July 10, 1999, shares issued
   in exchange for financial
   advisory agreement ($.001/share)
   (Note E).........................   -         -        750,000       750           -          -            750
Services and use of equipment
   contributed by the president
   (Note B).........................   -         -            -          -         6,000         -          6,000
Office space contributed
   by the president (Note B)........   -         -            -          -         6,000         -          6,000
Net loss, for the year ended
   December 31, 1999................   -         -            -          -            -      (78,517)     (78,517)
                                    ------- ---------  ----------   --------   ----------  ----------  -----------
       Balance, December 31, 1999      -         -     31,300,000    31,300       15,985     (79,527)     (32,242)

July 2, 2000, sale of
   common stock to an individual,
   $.05 per share (Note E)..........   -         -        800,000       800       39,200         -         40,000
July 2, 2000, sale of
   common stock to an individual,
   $.10 per share (Note E)..........   -         -        200,000       200       19,800         -         20,000
Services and use of equipment
   contributed by the president
   (Note B).........................   -         -            -          -         6,000         -          6,000
Office space contributed
   by the president (Note B)........   -         -            -          -         6,000         -          6,000
Net loss, for the year ended
   December 31, 2000................   -         -            -          -            -     (224,139)    (224,139)
                                    -------- ---------  ----------  --------     -------   ----------   ----------
       Balance, December 31, 2000      -      $  -      32,300,000  $32,300      $86,985   $(303,666)   $(184,381)
                                    ======== =========  ==========  ========     =======   ==========

       See accompanying summary of significant accounting policies and notes to the financial statements.

               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF CASH FLOWS

                                                                        November 10,
                                                                           1998
                                              For the Years Ended       (Inception)
                                                  December 31,            through
                                            ------------------------    December 31,
                                               2000         1999           2000
                                            ----------   -----------    ------------
Cash flows from operating activities:
   Net loss...............................  $(224,139)    $(78,517)      $(303,666)
   Transactions not requiring cash:
      Amortization........................      3,000        1,500           4,500
      Office space contributed
         by the president (Note B)........      6,000        6,000          13,000
      Services and use of equipment
         contributed by the president
         (Note B).........................      6,000        6,000          12,000
      Common stock issued in exchange for
         financial advisory agreement
         (Note E).........................         -           750             750
      Changes in current liabilities:
         Accounts payable and accrued
         expenses.........................     20,321        6,807          27,228
                                            ----------   ----------     -----------
   Net cash (used in) operating activities   (188,818)     (57,460)       (246,188)
                                            ----------   ----------     -----------

Cash flows from financing activities:
   Capital contributions by the president
     (Note B).............................         -         4,910           4,910
   Proceeds from loans advanced from
     the president (Note B)...............    143,684       53,600         197,284
   Repayment of loans from the president
     (Note B).............................    (17,999)      (5,100)        (23,099)
   Proceeds from sale of common stock
     (Note D).............................     60,000       15,550          75,550
   Payment of offering costs..............          -       (1,925)         (1,925)
                                            ----------   ----------     -----------
 Net cash provided by financing activities    185,685       67,035         252,720
                                            ----------   ----------     -----------

Net change in cash........................     (3,133)       9,575           6,532
Cash, beginning of period.................      9,665           90             -
                                            ----------   ----------     -----------
                       Cash, end of period  $   6,532    $   9,665      $    6,532
                                            ==========   ==========     ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for:
        Interest..........................  $       -    $      -       $       -
                                            ==========   =========      ==========
        Income taxes......................  $       -    $      -       $       -
                                            ==========   =========      ==========
   Non-cash investing and financing
     transactions:
        Common stock issued in exchange
        for patent interests and
        rights (Note B)...................  $       -    $  15,000      $   15,000
                                            ==========   =========      ==========

See accompanying summary of significant accounting policies and notes to the financial statements.

               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

           Summary of Significant Accounting Policies

Development stage company
-------------------------

Hydro Environmental Resources, Inc. (the "Company") is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards
(SFAS) No. 7 "Accounting and Reporting by Development Stage
Enterprises".

Use of estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents
----------------

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
The Company had no cash equivalents at December 31, 2000.

Intangible assets
-----------------

Intangible assets are stated net of accumulated amortization and include the patent application rights and interests to the proprietary technology and processes involving an ElectroChem Hydrogen Fuel Reactor valued at $15,000. The $15,000 is amortized on a straight-line basis over five years. Amortization expense for the years ended December 31, 2000 and 1999, and for the period from November 10, 1998 (inception) through December 31, 2000 totaled $3,000, $1,500, and $4,500, respectively.

Impairments on long-lived assets
--------------------------------

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Income taxes
------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

           Summary of Significant Accounting Policies

Stock-based compensation
------------------------

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles ("APB") Board Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.

Fair value of financial instruments
-----------------------------------

The Company's financial instruments, including cash and current liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Loss per share
--------------

The Company accounts for loss per share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Basis of presentation
---------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no revenues, a limited history of operations, and a loss of $303,666 for the period from November 10, 1998 (inception) through December 31, 2000. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to seek additional funding through equity offerings and debt financings and to commence revenue-producing operations during 2001 to help fund the Company's operations as it expands.

               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                Notes to the Financial Statements


NOTE A:  BACKGROUND
-------  ----------

The Company was incorporated under the laws of Oklahoma on November 10, 1998. The principal activities since inception have been organizational matters and the sale and issuance of shares of its $.001 par value common stock. The Company was formed to design, build and manage inexpensive and environmentally friendly fuel and power producing systems for remote areas of the world that are without electricity and other sources of power.

NOTE B:  RELATED PARTY TRANSACTIONS
-------  --------------------------

The president provided office space to the Company at no charge for all periods presented. The office space was valued at $500 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

During the years ended December 31, 2000 and 1999, the president contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and is included in the accompanying financial statements as office expense with a corresponding credit to additional paid-in capital.

During the year ended December 31, 2000, the president loaned the Company $134,559 for working capital, of which $17,999 was repaid as of December 31, 2000. The loans bear interest at six percent and are due on demand. The remaining $116,560 balance in outstanding advances is included in the accompanying financial statements as due to officer. As of December 31, 2000, accrued interest receivable on the advances received during the years ended December 31, 2000 and 1999 totaled $10,095.

During the year ended December 31, 1999, the president loaned the Company $53,600 for working capital, of which $5,100 was repaid as of December 31, 1999. The loans bear interest at eight percent and are due on demand. The remaining $48,500 balance in outstanding advances as of December 31, 2000 is included in the accompanying financial statements as due to officer.

During the year ended December 31, 1999, the president contributed $3,210 to the Company for working capital and paid a $1,700 expense on behalf of the Company. These amounts are included in the accompanying financial statements as additional paid-in capital.

On June 16, 1999, the Company issued 15 million shares of its $.001 par value common stock in exchange for an assignment of the interest and rights in a patent pending in Australia for an Electro-Chem Hydrogen Fuel Reactor. The transaction has been valued at predecessor cost in the accompanying financial statements.

On November 17, 1998, an affiliate advanced the Company $100 to open its bank account. The Company repaid the $100 on February
24, 1999.

               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                Notes to the Financial Statements

NOTE C:  INCOME TAXES
-------  ------------

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


At December 31, 2000, deferred taxes consisted of a net tax asset of $101,117, due to operating loss carryforwards of $303,666, which was fully allowed for, in the valuation allowance of $101,117. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2000 and 1999, and from November 10, 1998 (inception) through December 31, 1998 totaled $82,751, $18,163, and $203, respectively. Net operating loss carryforwards will expire through 2020.

The valuation allowance will be evaluated at each balance sheet date, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

NOTE D:  SHAREHOLDERS' DEFICIT
-------  ---------------------

Preferred stock
---------------

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2000.

Common stock
------------

On July 2, 2000, the Company sold 800,000 shares of its $.001 par value common stock to an individual for $40,000 ($.05 per share).
These shares are restricted securities and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended (the "Act").

On July 2, 2000, the Company sold 200,000 shares of its $.001 par value common stock to an individual for $20,000 ($.10 per share).
These shares are restricted securities and may be sold only in compliance with Rule 144 of the Act.

               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                Notes to the Financial Statements

During February 1999, the Company offered for sale 11,300,000 shares of its $.001 par value common stock for $.001 per share pursuant to an exemption from registration claimed under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company sold all 11,300,000 shares for net proceeds of $9,375, after deducting offering costs totaling $1,925.

An additional 4,250,000 shares of common stock were sold to an officer and affiliates of the Company for $4,250 ($.001 per share). These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Act.

On July 10, 1999, the Company issued 750,000 shares of its $.001 par value common stock in accordance with the terms of a financial advisory agreement (see Note E).

NOTE E:  STOCK-BASED COMPENSATION
-------  ------------------------

On July 10, 1999, the Company entered into a consulting agreement with an unrelated third party to provide financial advisory services to the Company. Upon signing the agreement, the Company agreed to issue the consultant 750,000 shares of its $.001 par value common stock. The transaction was valued at the estimated fair value of the common stock on the date of issuance as determined by the Board of Directors based on contemporaneous equity transactions and other analysis. The Company recorded stock-based compensation in the accompanying financial statements totaling $750.

NOTE F:  COMMITMENT
-------  ----------

The Company entered into an operating lease for office space on February 1, 2001. The lease commenced February 1, 2001 and expires January 31, 2004. Minimum monthly payments under the lease total $2,600. Future minimum lease payments are as follows:


NOTE G:  SUBSEQUENT EVENT
-------  ----------------

During February of 2001, the Company signed a contract with Orini Lumber Processors Limited ("Orini") of Orini, New Zealand. The Company agreed to construct and develop an ElectroChem Hydrogen Fuel Reactor ("ECHFR") system for the production of energy suitable for the purposes required by Orini for $1,500,000.
Under the terms of the contract, the Company will (a) satisfy Orini that the system is economical and financially viable and satisfactory for long-term use for the purpose it is designed for and (b) satisfy Orini that the system is safe and had no hazardous or injurious side effects to the ecology or to the environment and any by-products are capable of being disposed of cheaply and efficiently and there is no unsatisfactory risk to the staff operating the system. Once the Company has satisfied Orini of the above clauses, Orini shall pay a deposit of 25 percent of the purchase price and the balance of the purchase price upon the successful installation and operation of the system.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.



                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS

The members of the Board of Directors of Hydro serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Name                     Age   Position                 Director Since
------------------       ---   ----------------------   --------------

Jack H. Wynn             71    President and Director   November 1998

Julio P. Focaracci       47    Secretary, Treasurer     December 15, 2000
                               and Director

John L. Wheeler          58    Director                 December 15, 2000

Drew Sakson              42    Director                 December 15, 2000

Lane J. Austin           53    Director                 April 7, 2001



Jack H. Wynn
------------

Mr. Wynn has been the sole officer and a director of the Company since its inception in November 1998 until December 2000. Mr.
Wynn helped the Company raise funds for research and development as well as developing a present marketing plan and was instrumental in taking the Company public. He also is currently the owner of North Bay Corporate Services Firm in Hayward, California which he founded in 1998. From 1980 to 1983, Mr. Wynn was Chairman of the Board of Scanner Energy, an Oklahoma leasing and oil production corporation with leases in numerous states. From 1984 to 1989, Mr. Wynn formed and operated the Oklahoma Transfer and Registrar Corporation, which was later transferred to San Francisco, California as Securities Transfer Pacifica
Corporation. During his years as owner and manager, the company contracted and transferred shares for over 60 public corporations. While at the company, Mr. Wynn developed a state of the art computer system used by many transfer agents today. During this time, he was also instrumental in the development and growth of Power Train corporation, a company which successfully developed the hydraulic power system used in heavy industry today. From 1972 to 1980, Mr. Wynn was a partner with Scholen, Wynn & Associates, a securities and insurance brokerage firm.
Mr. Wynn has over twenty years experience in the life insurance industry, including ten years with Occidental Life Insurance.

Julio P. Focaracci
------------------

Mr. Focarracci was appointed as the Company's Secretary and Treasurer on April 7, 2001. Mr. Focaracci brings to the Company over 20 years experience in engineering, manufacturing, project management, quality and package development. From 1998 to present, Mr. Focarracci has been the Senior Manufacturing
Engineer for Applied Biosystems in Foster City, California.
From 1996 to 1998, Mr. Focaracci was theQuality and Process Manager for Xerox Corporation, Digital Desktop Division in Palo Alto, California. He provided team facilitation for new products and provided project management training. Mr. Focarracci has a Masters of Business and Administration from St. Mary's Collage in Moraga, California, and a Bachelor of Science degree in Engr. Tech/Mechanical Engr. From Cal Polly State University in San Luis Obispo, California.

John L. Wheeler
---------------

Mr. Wheeler has been qualified as an attorney at law in Australia
since 1965.  He started private practice in 1970.   Since forming
his own practice, he has been involved in many notable cases, which have been groundbreaking legal precedents throughout the years. He has on numerous occasions been asked to advise the government or opposition on proposed legislation. He has practiced in commercial law and has advised on public company acquisitions and mergers domestically and internationally. Beginning in 1991 Mr. Wheeler spent several years in the United States with an Australian group listing public corporations. Currently he is involved in assisting in the development of public corporations specializing in new technology. Mr. Wheeler was the foundation president of the Big Brother Big Sister movement in Australia and held that position for 10 years. He has been a member of other charities, including Boys Town Queensland, Pregnancy Help and Centrecare.

Drew Sakson
-----------

Since 1987, Mr. Sakson has owned and operated Drew Sakson Management, the largest retail sub-prime mortgage lender in western Colorado. The company closes in excess of 15 million dollars of loans annually and has recently expended its sales into conventional and non-conventional borrowers. They also owned and operate several million dollars worth of real estate, including a hotel in Rifle and a condominium in Aspen, Colorado. From October 1987 to September 1993, Mr. Sakson owned and operated several hotels on the South Miami Beach, Florida. He sold his interest in the South Beach real estate in August 1993. In Miami he was instrumental in the development of Viatical settlement financing and served on the Board of Directors of American Life Resources, the company that created the concept of purchasing life insurance policies from the terminally ill. From 1993 to 1995 he served on the board of directors of CAPX, a publicly traded corporation, which later became known as Autolend, the third largest financing company for cars at auctions to dealers in the United States.

Lane J. Austin
--------------

From October 1997 to present, Mr. Austin has been self-employed as a consultant providing corporate manufacturing, quality and operations consulting services to technology companies. He reports to executive management defining, developing, documenting and implementing complete corporate business strategies from order receipt to delivery of products to customers. From January 1994 to October 1997, Mr. Austin was the Senior Corporate Quality Manager for Quicklogic. He developed, implemented and directed all corporate quality activities for Field Progammable Gate Array
(FPGA) products and PCB programmer assemblies. He was responsible for staffing, managing and budgeting Quality activities. Additional responsibilities included extensive customer presentaitions, and resolution of customer quality issues. Mr. Austin has a Bachelor of Arts degree in Experimental Psychology from California State University at Hayward and has his ISO9000 Lead Assessor Certification.

ITEM 10.  EXECUTIVE COMPENSATION

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations. As of the date of this proxy statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of March 30, 2001, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company,
(iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

     Name and Address of
     Beneficial Owner(1)     Amount of Ownership(2)    Percent of Class(3)
     ---------------------   ----------------------    -------------------

     Jack H. Wynn                   9,600,000                 29.7%
     Julio P. Focaracci(4)            213,200                   *
     John Wheeler                      10,000                   *
     Lane Austin                            0                   -
     Drew Sakson                      300,000                   *

     Officers and directors
     as a Group (5 persons)        10,123,200                 31.3%

* constitutes less than one 1 percent (1%) of all issued and outstanding shares of Common Stock.

-----------------

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after March 30, 2001, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person.

(3) Based on an aggregate of 32,300,000 shares of Company's Common Stock issued and outstanding as of March 30, 2001.

(4) Mr. Focaracci directly owns 100,000 shares and owns an additional 8,200 shares as joint tenant with his wife. His wife owns 105,000 shares in her name, therefore, Mr. Focaracci is deemed to be the beneficial owner of these shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jack H. Wynn, the Company's President, provided office space to the Company at no charge since its inception. The office space was valued at $500 per month and is included in the Company's financial statements as rent expense with a corresponding credit to additional paid-in capital.

During the years ended December 31, 2000 and 1999, Mr. Wynn contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and is included in the Company's financial statements as office expense with a corresponding credit to additional paid-in capital.

During the year ended December 31, 2000, Mr. Wynn loaned the Company $134,559 for working capital, of which $17,999 was repaid as of December 31, 2000. The loans bear interest at six percent and are due on demand. The remaining $116,560 balance in outstanding advances is included in the Company's financial statements as due to officer. As of December 31, 2000, accrued interest receivable on the advances received during the years ended December 31, 2000 and 1999 totaled $10,095.

During the year ended December 31, 1999, Mr. Wynn loaned the Company $53,600 for working capital, of which $5,100 was repaid as of December 31, 1999. The loans bear interest at eight percent and are due on demand. The remaining $48,500 balance in outstanding advances as of December 31, 2000 is included in the Company's financial statements as due to officer.

During the year ended December 31, 1999, Mr. Wynn contributed $3,210 to the Company for working capital and paid a $1,700 expense on behalf of the Company. These amounts are included in the Company's financial statements as additional paid-in capital.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements and Schedules
----------------------------------

A list of the Financial Statements and Financial Statement
Schedules filed as part of this Report is set forth in Item 7, and appears at page F-1 of this Report, which list is incorporated herein by reference.

Exhibits
--------

  Exhibit No.    Description
  -----------    -----------

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration
                 Statement on Form 10-SB filed with the Commission on March 22, 2000).

     3.2 By-laws (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10-SB filed with the Commission on March 22, 2000).

     4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 3.1 to the Registration
                 Statement on Form 10-SB filed with the Commission on March 22, 2000).

     10.1 Assignment of Patent and Intellectual Property Rights related to the ElectroChem Hydrogen Fuel Reactor (incorporated by reference to Exhibit 6.1 the Registration Statement on Form 10-SB filed with the Commission on March 22, 2000).

     10.2*       Agreement between the Company and Orini Lumber
                 Processors Limited of Orini Rd Orini New Zealand dated February 2001.


* Filed herewith.



Reports on Form 8-K
-------------------

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.



                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                           Hydro Environmental Resources, Inc.


                           By: /s/ Jack H. Wynn
                               Jack H. Wynn, President and
                               Director

                           Date: April 17, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                           By: /s/ Jack H. Wynn
                               Jack H. Wynn, President and
                               Director



                           By: /s/ Julio P. Focaracci
                               Julio P. Focaracci, Treasurer
                               and Director

                           Date: April 17, 2001



                           By: /s/ John L. Wheeler
                               John L. Wheeler, Director

                           Date:  April 17, 2001