Form 10QSB
period 2001-03-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2001-05-22
CIK 1081260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2001         Commission File Number: 000-27825
                   --------------                                 ---------


                  Hydro Environmental Resources, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           Oklahoma                                      73-1552304
---------------------------------                    -------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)


5725 S. Valley View Blvd, Suite 3, Las Vegas, NV          89118
------------------------------------------------        ----------
(Address of principal executive offices)                (Zip code)


                            (702) 597-9070
         ----------------------------------------------------
         (Registrant's telephone number, including area code)



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

                       [X] Yes           [ ] No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common                                         32,500,000
       ------                                ----------------------------
       Class                                 Number of shares outstanding
                                                    at May 16, 2001





                This document is comprised of 10 pages.



                                 INDEX
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed balance sheet - March 31, 2001 (Unaudited).................... 3

     Condensed statements of operations - Three months ended
        March 31, 2001 (Unaudited) and 2000 (Unaudited), and
        November 10, 1998 (inception) through March 31, 2001 (Unaudited)..... 4

     Condensed statements of cash flows - Three months ended
        March 31, 2001 (Unaudited) and 2000 (Unaudited), and
        November 10, 1998 (inception) through March 31, 2001 (Unaudited)..... 5

     Notes to condensed financial statements (Unaudited)..................... 6

     Item 2. Plan of Operation............................................... 8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 9

     Item 2. Changes In Securities........................................... 9

     Item 3. Defaults Upon Senior Securities................................. 9

     Item 4. Submission of Matters to a Vote of Security Holders............. 9

     Item 5. Other Information............................................... 9

     Item 6. Exhibits and Reports on Form 8-K................................ 9

     Signatures.............................................................. 10


                                  -2-




               PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 have been included.

             HYDRO ENVIRONMENTAL RESOURCES, INC.
                (A Development Stage Company)

                   Condensed Balance Sheet

                       March 31, 2001
                         (Unaudited)

Assets

Cash............................................... $  31,371
Computer equipment, net............................     4,497
Intangible assets, net (Note 3)....................     9,750
                                                    ---------
                                                    $  45,618
                                                    =========

Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued expenses........... $   25,856
   Due to officer (Note 2).........................    181,452
   Due to shareholder (Note 2).....................    216,385
   Notes payable (Note 4)..........................     25,000
   Accrued interest, notes payable (Note 4)........        250
                                                    ----------
                                  Total liabilities    448,943
                                                    ----------

Shareholders' deficit (Note 5):
   Preferred stock.................................          -
   Common stock....................................     32,500
   Additional paid-in capital......................    152,385
   Retained deficit................................   (588,210)
                                                    -----------
                        Total shareholders' deficit   (403,325)
                                                    -----------

                                                     $  45,618
                                                    ===========

The accompanying notes are an integral part of the condensed financial statements.
                             -3-




             HYDRO ENVIRONMENTAL RESOURCES, INC.
               (A Developmental Stage Company)

             Condensed Statements of Operations
                         (Unaudited)


                                                                             November 10,
                                                                                 1998
                                                 For the Three Months        (Inception)
                                                         Ended                 through
                                                        March 31,             March 31,
                                                -----------------------     ------------
                                                    2001          2000          2001


Operating expenses:

 Research and development.....................  $       -     $  29,264       $  80,881

 General and administrative:
     Stock-based compensation.................     62,600             -          63,350
     Related parties (Note 2).................      3,000         3,000          28,000
     Other....................................    215,905        15,472         402,145
                                                ---------     ---------       ----------
                      Total operating expenses    281,505        47,736         574,376
                                                ---------     ---------       ----------
                                Operating loss   (281,505)      (47,736)       (574,376)


Non-operating expenses:
 Interest expense, related party (Note 2).....      2,789           875          12,884
 Interest expense, other......................        250            77             950
                                                ----------    ----------      ----------
                      Loss before income taxes   (284,544)      (48,688)       (588,210)


Income taxes(Note 6)..........................          -             -               -
                                                ----------    ----------      ----------
                                      Net loss  $(284,544)    $ (48,688)      $(588,210)
                                                ==========    ==========      ==========

Basic and diluted loss per share..............  $        *    $        *
                                                ==========    ==========
Basic and diluted weighted average
 number of common shares
 outstanding..................................  32,360,000    31,300,000
                                                ==========    ==========

*Less than $.01 per share


The accompanying notes are an integral part of the condensed financial statements.
                             -4-



                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                           November 10,
                                                                                              1998
                                                          For the Nine Months Ended        (Inception)
                                                                  March 31,                  through
                                                        ----------------------------        March 31,
                                                            2001             2000             2001
                                                        ------------     -----------      ------------

        Net cash used in operating activities.......... $  (220,054)     $  (53,000)      $  (466,242)
                                                        ------------     -----------      ------------
Cash flows from financing activities:
  Capital contributions................................           -               -             4,910
  Proceeds from officer loans (Note 2).................       3,508          62,379           200,792
  Retirement of officer loans (Note 2).................           -          (1,000)          (23,099)
  Proceeds from notes payable (Note 4).................      25,000               -            25,000
  Proceeds from  working capital advances (Note 2).....     217,885               -           217,885
  Retirement of working capital advances (Note 2)......      (1,500)              -            (1,500)
  Proceeds from the sale of common stock,
     net of offering costs.............................           -               -            73,625
                                                        ------------     -----------      ------------
        Net cash provided by financing activities......     244,893          61,379           497,613
                                                        ------------     -----------      ------------

                                     Net change in cash      24,839           8,379            31,371
Cash at beginning of period............................       6,532           9,665                 -
                                                        ------------     -----------      ------------
                                  Cash at end of period  $   31,371       $  18,044         $  31,371
                                                        ============     ===========      ============

Supplemental disclosure of cash flow information:

  Cash paid for:
     Interest..........................................  $        -       $       -         $       -
                                                        ============     ===========      ============
     Income taxes......................................  $        -       $       -         $       -
                                                        ============     ===========      ============

  Noncash investing and financing activities:
     Common stock issued for patent rights.............  $        -       $       -         $  15,000
                                                        ============     ===========      ============

     The accompanying notes are an integral part of the condensed financial statements.
                                       -5-




                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

Note 1:  Basis of presentation

     The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 2000 and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three months ended March 31, 2001 is not necessarily indicative of the results to be expected for the year.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. As shown in the accompanying financial statements, the Company has no revenues, a limited history of operations, and a loss of
     $588,210 since  inception.   These factors, among others, may
     indicate that the Company will be unable to continue as a going concern for reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to seek additional funding through future equity offerings and debt financings to help fund the Company's operation.

     Inherent in the Company's business are various risks and uncertainties, including its limited operating history and historical operating losses. The Company's future success will be dependent upon its ability to create and provide effective and competitive services on a timely and cost-effective basis.

     The Company's year-end is December 31.

     Interim financial data presented herein are unaudited.

Note 2: Related party transactions

     The President of the Company provided office space to the Company at no charge for the three months ended March 31, 2001 and 2000. The office space was valued at $500 per month and such charges are recognized in the accompanying unaudited, condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

     During the three months ended March 31, 2001 and 2000, the President of the Company contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and such charges are recognized in the accompanying unaudited, condensed financial statements as office expense with a corresponding credit to additional paid-in capital.

     The president of the Company loaned the Company $3,508 for working capital, during the three months ended March 31, 2001. The loans owed to the president bear interest at from six to eight percent and are due on demand. The $168,568 in outstanding loans and $12,884 in related accrued interest is included in the accompanying financial statements as due to officer.

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

     During the three months ended March 31, 2001, a shareholder advanced the Company $217,885 for working capital. As of March 31, 2001 the Company had repaid $1,500. The advances are do not carry an interest rate and are due on demand. The $216,385 balance owed at March 31, 2001 is included in the accompanying unaudited, condensed financial statements as due to shareholder.

Note 3:  Intangible assets

     Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):


Note 4:  Notes payable

     During the three months ended March 31, 2001, the Company received $25,000 in exchange for promissory notes as follows:


     Accrued interest payable on the notes totaled $250 for the three months ended March 31, 2001.

Note 5:  Common stock

     On March 12, 2001, the Company issued 200,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The shares were valued at the fair value of the
     services.   On the transaction date, the Company's common stock
     had no reliable fair value. Stock-based compensation expense of $62,600 was recognized in the accompanying financial statements for the three months ended March 31, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

Note 6:  Income taxes

     The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2001, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

Note 7:  Energy production agreement

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

ITEM 2. PLAN OF OPERATION

     Special note regarding forward-looking statements.

     This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or
     anticipate the future.   Forward-looking statements include
     statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", "could", "may", "will" and the
     like.   Investors are cautioned not to put undue reliance on
     forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

     We plan to satisfy our cash requirements, over the next twelve months, through cash infusions from our principal shareholder, in exchange for restricted stock. However, we will need to raise additional capital in the next twelve months. Our management is considering the following options:

     (a)  a private offering and sale of our common stock;
     (b)  a public offering and sale of our common stock;
     (c)  a combination of private and public sale of our common stock;
     (d) debt financings from officers, shareholders and unrelated third parties.

     As of March 31, 2001, all cash infusions from the principal shareholder have been classified as a liability and are disclosed in the accompanying condensed balance sheet as due to officer.

     A summary of our product research and development for the term of the plan is as follows:

     We are performing on-going research on the recovery and reconstruction of compounds used by the ECHFR to produce hydrogen. It is estimated that over 40 percent of these patented-formula compounds can be reused, possibly lowering the cost of
     production by as much as 25 percent.   In addition, there are
     several potentially profitable by-products created by the ECHFR that we could market worldwide, such as:

     (a) An on-site power plant could possibly be designed for particular needs where electricity and/or gas are necessary to process cooking oil; and

     (b) In the treatment of wastewater at abandoned mine sites and other wastewater dumps or quarries, the ECHFR could possibly operate the process by creating power from the actual wastewater to be treated

     We expect to lease larger laboratory and to purchase lab equipment over the next twelve months.

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

                      PART II - OTHER INFORMATION

ITEM 1 - No response required

ITEM 2 - No response required

ITEM 3 - No response required

ITEM 4 - No response required

ITEM 5 - No response required

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

      10.2 Agreement between the Company and Orini Lumber Processors Limited of Orini Rd Orini New Zealand dated February 2001 (incorporated by reference to Exhibit
                     10.2 to the Company's Annual Statement on Form 10-KSB for the year ended December 31, 2000, filed with the Commission on April 17, 2001).

(b) Reports on Form 8-K

On March 13, 2001, the Company filed a Form 8-K disclosing the terms of the Agreement between the Company and Orini Lumber Processors
Limited of Orini Rd Orini New Zealand dated February 2001.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Hydro Environmental Resources, Inc.



                           By: /s/ Jack H. Wynn
                              Jack H. Wynn, President



                           Date:  May 21, 2001