Form 10QSB
period 2001-06-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2001-08-20
CIK 1081260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2001         Commission File Number: 000-27825
                   -------------                                 ---------


                  Hydro Environmental Resources, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           Nevada                                         73-1552304
---------------------------------                    -------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)


5725 S. Valley View Blvd, Suite 3, Las Vegas, NV          89118
------------------------------------------------        ----------
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

                       [X] Yes           [ ] No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common                                         34,645,078
       ------                                ----------------------------
       Class                                 Number of shares outstanding
                                                 at August 17, 2001





                This document is comprised of ___ pages.



                                 INDEX
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed balance sheet - June 30, 2001 (Unaudited).................... 3

     Condensed statements of operations - Three and six months ended
        June 30, 2001 (Unaudited) and 2000 (Unaudited), and
        November 10, 1998 (inception) through June 30, 2001 (Unaudited)..... 4

     Condensed statements of cash flows - Six months ended
        June 30, 2001 (Unaudited) and 2000 (Unaudited), and
        November 10, 1998 (inception) through June 30, 2001 (Unaudited)..... 5

     Notes to condensed financial statements (Unaudited).................... 6

     Item 2. Plan of Operation.............................................. 11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.............................................. 12

     Item 2. Changes In Securities.......................................... 12

     Item 3. Defaults Upon Senior Securities................................ 12

     Item 4. Submission of Matters to a Vote of Security Holders............ 12

     Item 5. Other Information.............................................. 13

     Item 6. Exhibits and Reports on Form 8-K............................... 13

     Signatures............................................................. 14


                                  -2-




               PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             HYDRO ENVIRONMENTAL RESOURCES, INC.
                (A Development Stage Company)

                   Condensed Balance Sheet

                       June 30, 2001
                        (Unaudited)

Assets

Cash............................................... $  23,596
Computer equipment, net............................     4,103
Intangible assets, net (Note 3)....................     9,000
                                                    ---------
                                                    $  36,699
                                                    =========

Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued expenses........... $   31,186
   Due to officer (Note 2).........................    193,446
   Due to shareholder (Note 2).....................    231,260
   Notes payable, convertible into common
    stock (Note 4).................................     25,000
   Accrued interest, notes payable (Note 4)........        750
   Loans payable, convertible into common
    stock (Note 8).................................    115,000
   Accrued interest, notes payable (Note 8)........      1,438
                                                    ----------
                                  Total liabilities    598,080
                                                    ----------

Shareholders' deficit:
   Preferred stock.................................          -
   Common stock....................................     34,645
   Additional paid-in capital......................    542,088
   Deficit accumulated during development stage.... (1,138,114)
                                                    -----------
                        Total shareholders' deficit   (561,381)
                                                    -----------

                                                     $  36,699
                                                    ===========

The accompanying notes are an integral part of the condensed financial statements.
                             -3-




             HYDRO ENVIRONMENTAL RESOURCES, INC.
               (A Developmental Stage Company)

             Condensed Statements of Operations
                         (Unaudited)


                                                                                                       November 10,
                                                  For the Three Months         For the Six Months         1998
                                                         Ended                       Ended             (Inception)
                                                        June 30,                    June 30,             through
                                                -----------------------      ----------------------      June 30,
                                                    2001          2000           2001         2001         2001
                                                ----------    ---------      ----------   ---------    -----------

Operating expenses:

 Research and development.....................  $       -     $   2,930       $       -   $  32,194    $   80,881

 General and administrative:
     Stock-based compensation (Note 5):
        Consulting services...................    306,198             -         306,198           -       306,948
        Legal services........................          -             -          52,000           -        52,000
        Debt issue costs (Note 4).............     26,250             -          26,250           -        26,250
        Other.................................     37,500             -          37,500           -        37,500
     Related parties (Note 3).................      3,000         3,000           6,000       6,000        31,000
     Other....................................    183,045        27,420         398,950      42,892       585,190
                                                ---------     ---------       ----------  ----------   -----------
                      Total operating expenses    555,993        33,350         826,898      81,086     1,119,769
                                                ---------     ---------       ----------  ----------   -----------
                                Operating loss   (555,993)      (33,350)       (826,898)    (81,086)   (1,119,769)


Interest expense:
 Related party (Note 2).......................      2,573             -           5,362           -        15,457
 Other........................................      1,938             -           2,188       3,188         2,888
                                                ----------    ----------      ----------  ----------   -----------
                      Loss before income taxes   (560,504)      (35,586)       (834,448)    (84,274)   (1,138,114)


Income taxes(Note 4)..........................          -             -               -           -             -
                                                ----------    ----------      ----------  ----------   -----------
                                      Net loss  $(560,504)    $ (35,586)      $(834,448)   $(84,274)  $(1,138,114)
                                                ==========    ==========      ==========  ==========  ============

Basic and diluted loss per share..............  $   (0.02)    $       *       $   (0.03)   $      *
                                                ==========    ==========      ==========  ==========
Basic and diluted weighted average
 number of common shares
 outstanding..................................  33,220,167    31,300,000      32,776,750  31,300,000
                                                ==========    ==========      ==========  ==========

*Less than $.01 per share


The accompanying notes are an integral part of the condensed financial statements.
                             -4-



                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                           November 10,
                                                                                              1998
                                                          For the Six Months Ended        (Inception)
                                                                  June 30,                  through
                                                        ----------------------------        June 30,
                                                            2001             2000             2001
                                                        ------------     -----------      ------------

        Net cash used in operating activities.......... $  (391,898)     $  (87,600)      $  (638,086)
                                                        ------------     -----------      ------------
Cash flows from investing activities:
  Equipment purchases..................................      (4,727)              -            (4,727)
                                                        ------------     -----------      ------------
     Net cash used in investing activities.............      (4,727)              -            (4,727)
                                                        ------------     -----------      ------------

Cash flows from financing activities:
  Capital contributions................................           -               -             4,910
  Proceeds from officer loans (Note 2).................      12,929          84,967           210,213
  Retirement of officer loans (Note 2).................           -          (6,900)          (23,099)
  Proceeds from notes payable (Note 4).................      25,000               -            25,000
  Proceeds from  working capital advances (Note 2).....     234,760               -           234,760
  Retirement of working capital advances (Note 2)......      (3,500)              -            (3,500)
  Proceeds from loans payable (Note 8).................     115,000               -           115,000
  Proceeds from the sale of common stock,
     net of offering costs.............................      29,500               -           103,125
                                                        ------------     -----------      ------------
        Net cash provided by financing activities......     413,689          78,067           666,409
                                                        ------------     -----------      ------------

                                     Net change in cash      17,064          (9,533)           23,596
Cash at beginning of period............................       6,532           9,665                 -
                                                        ------------     -----------      ------------
                                  Cash at end of period  $   23,596       $     132         $  23,596
                                                        ============     ===========      ============

Supplemental disclosure of cash flow information:

  Cash paid for:
     Interest..........................................  $        -       $       -         $       -
                                                        ============     ===========      ============
     Income taxes......................................  $        -       $       -         $       -
                                                        ============     ===========      ============

  Noncash investing and financing activities:
     Common stock issued for patent rights.............  $        -       $       -         $  15,000
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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. As shown in the accompanying financial statements, the Company has no revenues, a limited history of operations, and a loss of $1,138,114 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Note 2: Related party transactions

     The President of the Company provided office space to the Company at no charge for the six months ended June 30, 2001 and 2000.
     The office space was valued at $500 per month and such charges are recognized in the accompanying unaudited, condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

     During the six months ended June 30, 2001 and 2000, the President of the Company contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and such charges are recognized in the accompanying unaudited, condensed financial statements as office expense with a corresponding credit to additional paid-in capital.

     The president of the Company loaned the Company $12,929 for working capital, during the six months ended June 30, 2001. The loans owed to the president bear interest at six percent and are due on demand. The $177,989 in outstanding loans and $15,457 in related accrued interest is included in the accompanying financial statements as due to officer.

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

     During the six months ended June 30, 2001, a shareholder advanced the Company $231,260 for working capital. The advances do not carry an interest rate and are due on demand. The $231,260 balance owed at June 30, 2001 is included in the accompanying unaudited, condensed financial statements as due to shareholder.

Note 3:  Intangible assets

     Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

         Patent rights............................................... $ 15,000
         Accumulated amortization....................................   (6,000)
                                                                      ---------
                                                                      $  9,000
                                                                      =========


Note 4:  Notes payable

     During the six months ended June 30, 2001, the Company received $25,000 in exchange for promissory notes and 125,000shares of the Company's $.001 par value common stock. The promissory notes were as follows:

                                                                      June 30,
                                                                        2001
                                                                      --------

         Note payable to individual, dated February 12, 2001,
          interest rate at 8.00 percent, maturing August 5, 2001..... $  5,000
         Note payable to individual, dated February 12, 2001,
          interest rate at 8.00 percent, maturing August 5, 2001.....    5,000
         Note payable to individual, dated February 12, 2001,
          interest rate at 8.00 percent, maturing August 5, 2001.....    5,000
         Note payable to individual, dated February 12, 2001,
          interest rate at 8.00 percent, maturing August 5, 2001.....    5,000
         Note payable to individual, dated February 12, 2001,
          interest rate at 8.00 percent, maturing August 5, 2001.....    5,000
                                                                     ---------
                                                                      $ 25,000
                                                                     =========

     Each $5,000 note is convertible into 125,000 shares of the Company's $.001 par value common stock.

     On May 17, 2001, the Company issued 125,000 shares of its restricted common stock as debt issue costs related to the promissory notes (see Note 5). Debt issue costs of $26,250 were recognized in the accompanying financial statements for the six months ended June 30, 2001. Interest expense of $750 was recognized in the accompanying financial statements for the six months ended June 30, 2001.

Note 5:  Common stock

     On March 12, 2001, the Company issued 200,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The market value of the common stock on the transaction date was $.26 per share. Stock-based compensation expense of $52,000 was recognized in the accompanying financial statements for the six months ended June 30, 2001. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

     On May 17, 2001, the Company issued 125,000 shares of its restricted common stock to promissory note holders as debt issue costs for the notes. The market value of the common stock on the transaction date was $.21 per share. Interest expense of $26,250 was recognized in the accompanying financial statements for the six months ended
     June 30, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)


     On May 17, 2001, the Company issued 345,526 shares of its restricted common stock to unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.21 per share. Stock-based compensation expense of $72,560 was recognized in the accompanying financial statements for the six months ended June 30, 2001. These issuances were deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

     On May 31, 2001, the Company gifted 150,000 shares of its restricted common stock to a shareholder. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $37,500 was recognized in the accompanying financial statements for the six months ended June 30, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     On May 31, 2001, the Company issued 934,552 shares of its restricted common stock to unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $233,638 was recognized in the accompanying financial statements for the six months ended June 30, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     On June 19, 2001, the Company sold 590,000 shares of its restricted common stock to unrelated third parties for $29,500 ($.05/share). These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     Following is a statements of changes in shareholders' deficit for the six months ended June 30, 2001:

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                     Preferred Stock            Common Stock        Additional   During the
                                -----------------------     ----------------------    Paid-in   Development
                                  Shares      Par Value       Shares     Par Value    Capital      Stage        Total
                                ---------     ---------     ----------   ---------   --------   -----------  -----------

Balance, January 1, 2001.....          -      $       -     32,300,000   $ 32,300    $ 86,985   $ (303,666)  $ (184,381)
March 12, 2001, shares issued
 to attorney in exchange for
 services....................          -              -        200,000        200      51,800            -       52,000
May 17, 2001, shares issued
 as debt issue costs related
 to promissory notes.........          -              -        125,000        125      26,125            -       26,250
May 17, 2001, shares issued
 in exchange for consulting
 services....................          -              -        345,526        345      72,215            -       72,560
May 31, 2001, shares issued
 gifted to shareholder.......          -              -        150,000        150      37,350            -       37,500
May 31, 2001, shares issued
 in exchange for consulting
 services....................          -              -        934,552        935     232,703            -      233,638
June 17, 2001, sale of
 common stock................          -              -        590,000        590      28,910            -       29,500
Office space and equipment
 contributed by officer......          -              -              -          -       6,000            -        6,000
Net loss for the six months
 ended June 30, 2001.........          -              -              -          -           -      (834,448)    (834,448)
                                ---------      ---------     ----------   --------   ---------  ------------   ----------
      Balance, June 30, 2001           -       $      -      34,645,078   $34,645    $542,088   $(1,138,114)   $(561,381)
                                =========      =========     ==========   ========   =========  ============   ==========


Note 6:  Income taxes

     The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2001, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Note 7:  Energy production agreement

     During February of 2001, the Company signed a contract with Orini Lumber Processors Limited ("Orini") of Orini, New Zealand. The Company agreed to construct and develop an ElectroChem Hydrogen Fuel Reactor ("ECHFR") system for the production of energy suitable for the purposes required by Orini for $1,500,000.
     Under the terms of the contract, the Company would (a) satisfy Orini that the system is economical and financially viable and satisfactory for long-term use for the purpose it is designed for and (b) satisfy Orini that the system is safe and had no hazardous or injurious side effects to the ecology or to the environment and any by-products are capable of being disposed of cheaply and efficiently and there is no unsatisfactory risk to the staff operating the system. Once the Company satisfied Orini of the above clauses, Orini would pay a deposit of 25 percent of the purchase price and the balance of the purchase price upon the successful installation and operation of the system. The contract was subsequently terminated.

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

Note 8:  Stock purchase agreement

     During June of 2001, the Company signed a stock purchase agreement with PowerTek Holdings LTD ("PowerTek"), a Swiss holding company. PowerTek agreed to purchase shares of the Company's common stock equal to the number of shares issued and outstanding, on a fully diluted basis, on the date of closing for $500,000. Also, PowerTek agreed to expend not less than $2 million on research and development in the field of hydrogen powered fuel cell technology. The resulting research and development and related technology shall be licensed to the Company on a non-exclusive, royalty-free basis for a seven-year period subject to various terms listed in the agreement.

     Prior to closing, providing the Company is not in default of the agreement, PowerTek agreed to loan the Company funds for working capital at an interest rate of ten percent. Upon closing, the amounts owed under the loans will be credited against PowerTek's $2,000,000 research and development expenditure obligation under the agreement. If the closing does not occur, PowerTek has the option to demand immediate payment in full, or to convert the loans to the Company's common stock at a price of 75 percent of the average quoted market price of the stock at the close of the thirty business days immediately preceding the conversion demand date. As of June 30, 2001, the Company owed PowerTek $115,000 for loans advanced during the three months ended June 30, 2001, and $1,438 of accrued interest related to the loans.

Note 9:  Contingencies

     On August 1, 2001, the Company received a subpoena from the Securities and Exchange Commission to appear, through its custodian of records, for testimony and to produce documents (see
     Item 1: Legal Proceedings). The subpoena requires the Company to produce all documents supporting the contentions made in its 2001 press releases. The Company plans to produce the required documents, thus relieving it of the need to appear for testimony.

     On August 6, 2001, the Company received a subpoena from the Securities and Exchange Commission to appear, through its custodian of records, for testimony and to produce documents (see
     Item 1: Legal Proceedings). The subpoena requires the Company to produce the June 29, 2001 Stock Purchase Agreement between the Company and PowerTek Holdings, Ltd. and all related agreements. The Company plans to produce the required documents, thus relieving it of the need to appear for testimony.

ITEM 2. PLAN OF OPERATION

     Special note regarding forward-looking statements

     This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", "could", "may", "will" and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

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

     As of June 30, 2001, all cash infusions from the principal shareholder have been classified as a liability and are disclosed in the accompanying condensed balance sheet as due to officer.

     On June 29, 2001, the Company entered into a Stock Purchase Agreement with PowerTek Holdings, Ltd. Under the Agreement, the Company plans to issue to PowerTek shares of its common stock in exchange for $500,000. PowerTek also agrees to provide a minimum of $2 million for research and development, and up to $200,000 in working capital loans (see Note 8 and Item 6: Exhibits and Reports on Form 8-K). This Agreement, when completed, will provide the Company with the cash needed to meet all the Company's requirements.

     A summary of our product research and development for the term of the plan is as follows:

     We have performed research on the recovery and reconstruction of compounds used by the ECHFR to produce hydrogen. It is estimated that over 40 percent of these patented-formula compounds can be reused, possibly lowering the cost of production by as much as 25
     percent.   In addition, there are several potentially profitable
     by-products created by the ECHFR that we could market worldwide, such as:

     (a) An on-site power plant could possibly be designed for particular needs where electricity and/or gas are necessary to process cooking oil; and

     (b) In the treatment of wastewater at abandoned mine sites and other wastewater dumps or quarries, the ECHFR could possibly operate the process by creating power from the actual wastewater to be treated

     We expect to lease larger laboratory facilities and to purchase lab equipment over the next twelve months.

     Subject to the implementation and success of one or more of the financing options discussed in the first paragraph, or the closing of the PowerTek agreement, we plan to hire four employees; an engineer; a laboratory technician, a computer specialist, and a chief operating officer. Once in place and subject to the implementation and success of one or more of the financing options discussed in the first paragraph, we plan to hire two to three additional technical personnel.

                      PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          On August 1, 2001, the Company received a subpoena from the Securities and Exchange Commission to appear, through its custodian of records, for testimony and to produce documents. The subpoena requires the Company to produce all documents supporting the contentions made in press releases during 2001, and to produce all documents related to:

            -    Patents

            -    Hydrogen-powered experimental vehicle testing

            -    The Assignment Agreement between the Company and James Pelto

            -    The Agreement and payments between the Company and Orini Lumber

            - Draft press releases and other documents provided to Blue Bison Communications for the drafting and issuance of press releases on behalf of the Company

      On August 6, 2001, the Company received a subpoena from the Securities and Exchange Commission to appear, through its custodian of records, for testimony and to produce documents. The subpoena requires the Company to produce the June 29, 2001 Stock Purchase Agreement between the Company and PowerTek Holdings, Ltd. and all related agreements.

ITEM 2.  CHANGES IN SECURITIES

On May 17, 2001, the Company issued 125,000 shares of its restricted common stock to five promissory note holders as debt issue costs for the notes. The market value of the common stock on the transaction date was $.21 per share totaling $26,250. These shares were issued in reliance on Section 4(2) of the Securities Act, are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

On May 17, 2001, the Company issued 345,526 shares of its restricted common stock to four unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.21 per share totaling $72,560. These issuances were deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

On May 31, 2001, the Company gifted 150,000 shares of its restricted common stock to a shareholder. The market value of the common stock on the transaction date was $.25 per share totalling $37,500. These shares were issued in reliance on Section 4(2) of the Securities Act, are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

On May 31, 2001, the Company issued 934,552 shares of its restricted common stock to 16 unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.25 per share totaling $233,638. These shares were issued in reliance on Section 4(2) of the Securities Act, are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

On June 19, 2001, the Company sold 590,000 shares of its restricted common stock to unrelated third parties for $29,500 ($.05/share). These shares were sold in reliance on Rule 506 of the Securities Act and Regulation D promulgated thereunder, are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

ITEM 3 - No response required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on August 15, 2001. A total of 24,415,104 shares of common stock, par value $.001 per share, were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the annual Meeting by the stockholders consisted of four proposals specifically set forth in the Company's definitive Proxy Statement, dated July 17, 2001.

The first proposal related to the election of five persons to serve on the Company's Board of Directors. The Board's nominees were each elected and received, respectively, the following votes:


          Nominee                    For        Withheld
          ------------------      ----------    --------

          Jack H. Wynn            24,414,104      1,000
          Julio P. Focaracci      24,414,104      1,000
          Drew Sakson             24,414,104      1,000
          Lane J. Austin          24,414,104      1,000
          David A. Youngblood     24,414,104      1,000

The second proposal related to the reincorporation of the Company in the State of Nevada. The second proposal was adopted by a vote of 18,054,493 in favor, with 504,000 votes against, 501,150 abstentions and 5,355,461 broker non-votes.

The third proposal related to the approval of the Stock Purchase Agreement between the Company and PowerTek Holdings Ltd. The third proposal was adopted by a vote of 19,022,193 in favor, with 37,300 votes against, 150 abstentions and 5,355,461 broker non-votes.

The fourth proposal related to the ratification the selection of Cordovano and Harvey, P.C. as the Company's independent public accountants for the fiscal year ending December 31, 2001. The fourth proposal was adopted by a vote of 24,304,476 in favor with 1,100 votes against, 109,528 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION

On July 4, 2001, the Agreement between the Company and Orini Lumber Processors Limited of Orini Rd Orini New Zealand was terminated by mutual agreement of the parties.

On August 15, 2001, the Company entered into an Amendment to Stock Purchase Agreement with PowerTek Holdings Ltd., a Swiss holding company, whereby the parties agreed to extend the closing date from August 15, 2001 to a date not later than November 15, 2001.

On August 20, 2001, subsequent to shareholder approval at the Annual Meeting of Shareholders, the Company completed its redomiciling merger with Hydro Environmental Resources, Inc., a Nevada corporation, and, pursuant to the Plan of Merger, each five (5) shares of common stock of the Oklahoma corporation was exchanged for one (1) share of the Nevada corporation.

Effective August 20, 2001, to reflect the reincorporation in the State of Nevada and the 1 for 5share exchange, the National Association of Securities Dealers assigned the Company a new trading symbol: HYVR.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

       Exhibit No.      Description
       -----------      -----------

          3.1*          Articles of Incorporation (Nevada)

          3.2*          By-laws (Nevada)

          3.3*          Articles of Merger (Nevada)

          3.4*          Certificate of Merger (Oklahoma)

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

       * Filed herewith.


     (b)  Reports on Form 8-K:

          June 19, 2001:  The Company postponed its annual stockholders'
                          meeting from June 29, 2001 to August 2001.

          July 6, 2001:   On June 29, 2001, the Company entered into a
                          Stock Purchase Agreement with PowerTek Holdings,
                          Ltd. Under the Agreement, the Company plans to issue to PowerTek shares of its common stock in exchange for $500,000. PowerTek also agrees to provide a minimum of $2 million for research and development, and up to $200,000 in working capital loans (see Note 8).

                              SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hydro Environmental Resources, Inc.
                              (Registrant)


DATE: August 17, 2001         BY:/s/ Jack Wynn
                                 Jack Wynn, President

                              EXHIBIT INDEX


       Exhibit No.      Description
       -----------      -----------

          3.1*          Articles of Incorporation (Nevada)

          3.2*          By-laws (Nevada)

          3.3*          Articles of Merger (Nevada)

          3.4*          Certificate of Merger (Oklahoma)

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



* Filed herewith.