Form 10QSB
period 2001-09-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2001-11-14
CIK 1081260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
                For Quarter Ended: September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
		For the transition period from: _____________ to ____________


                     Commission File Number: 000-27825



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


   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [X] Yes           [ ] No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common                                         10,858,124
       ------                                ----------------------------
       Class                                 Number of shares outstanding
                                                 at November 9, 2001





                This document is comprised of 17 pages.



                                 INDEX
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed balance sheet - September 30, 2001 (Unaudited)................. 3

     Condensed statements of operations - Three and nine months ended
        September 30, 2001 (Unaudited) and 2000 (Unaudited), and
        November 10, 1998 (inception) through September 30, 2001 (Unaudited).. 4

     Condensed statements of cash flows - Six months ended
        September 30, 2001 (Unaudited) and 2000 (Unaudited), and
        November 10, 1998 (inception) through September 30, 2001 (Unaudited).. 5

     Notes to condensed financial statements (Unaudited)...................... 6

     Item 2. Plan of Operation............................................... 12

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 13

     Item 2. Changes In Securities........................................... 13

     Item 3. Defaults Upon Senior Securities................................. 14

     Item 4. Submission of Matters to a Vote of Security Holders............. 14

     Item 5. Other Information............................................... 15

     Item 6. Exhibits and Reports on Form 8-K................................ 15


Signatures................................................................... 16


                                  -2-




               PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             HYDRO ENVIRONMENTAL RESOURCES, INC.
                (A Development Stage Company)

                   Condensed Balance Sheet

                       September 30, 2001
                        (Unaudited)

Assets

Cash............................................... $   2,343
Computer equipment, net............................     3,709
Intangible assets, net (Note 3)....................     8,250
                                                    ---------
                                                    $  14,302
                                                    =========

Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued expenses........... $   55,082
   Due to officer (Note 2).........................    200,145
   Due to shareholders (Note 2)....................    247,510
   Notes payable, convertible into common
    stock (Note 4).................................     25,000
   Accrued interest, notes payable (Note 4)........      1,250
   Loans payable, convertible into common
    stock (Note 8).................................    183,000
   Accrued interest, loans payable (Note 8)........      5,788
                                                    ----------
                                  Total liabilities    717,775
                                                    ----------

Shareholders' deficit (Note 5):
   Preferred stock.................................          -
   Common stock....................................      8,179
   Additional paid-in capital......................    831,554
   Deficit accumulated during development stage.... (1,543,206)
                                                    -----------
                        Total shareholders' deficit   (703,473)
                                                    -----------

                                                     $  14,302
                                                    ===========

The accompanying notes are an integral part of the condensed financial statements.
                             -3-




             HYDRO ENVIRONMENTAL RESOURCES, INC.
               (A Developmental Stage Company)

             Condensed Statements of Operations
                         (Unaudited)


                                                                                                       November 10,
                                                  For the Three Months         For the Nine Months         1998
                                                         Ended                       Ended             (Inception)
                                                      September 30,               September 30,          through
                                                -----------------------      ----------------------    September 30,
                                                    2001          2000           2001         2000         2001
                                                ----------    ---------      ----------   ---------    -----------

Operating expenses:

 Research and development.....................  $       -     $   2,700       $       -   $  34,894    $   80,881

 General and administrative:
     Stock-based compensation (Note 5):
        Consulting services...................    200,000             -         506,198           -       506,948
        Legal services........................     60,000             -         112,000           -       112,000
        Debt issue costs (Note 4).............          -             -          26,250           -        26,250
        Other.................................          -             -          37,500           -        37,500
     Related parties (Note 3).................      3,000         3,000           9,000       9,000        34,000
     Other....................................    135,243        12,999         534,193      55,891       720,433
                                                ---------     ---------     ------------  ----------   -----------
                      Total operating expenses    398,243        18,699       1,225,141      99,785     1,518,012
                                                ---------     ---------     ------------  ----------   -----------
                                Operating loss   (398,243)      (18,699)     (1,225,141)    (99,785)   (1,518,012)


Non-operating income..........................        700             -             700           -           700

Interest expense:
 Related party (Note 2).......................     (2,699)       (3,107)         (8,061)     (6,295)       (18,156)
 Other........................................     (4,850)            -          (7,038)          -         (7,738)
                                                ----------    ----------     ------------  ----------   -----------
                      Loss before income taxes   (405,092)      (21,806)     (1,239,540)   (106,080)    (1,543,206)


Income taxes (Note 6).........................          -             -               -           -              -
                                                ----------    ----------    ------------  ----------   ------------
                                      Net loss  $(405,092)    $ (21,806)    $(1,239,540)  $(106,080)   $(1,543,206)
                                                ==========    ==========    ============  ==========   ============

Basic and diluted loss per share..............  $   (0.06)    $       *     $     (0.18)   $  (0.02)
                                                ==========    ==========    ============  ==========
Basic and diluted weighted average
 number of common shares
 outstanding **...............................   7,345,687    6,260,000       6,817,125   6,260,000
                                                ==========    ==========    ============  ==========

*  Less than $.01 per share
** Restated for August 16, 2001 reverse stock split

The accompanying notes are an integral part of the condensed financial statements.
                             -4-



                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                           November 10,
                                                                                              1998
                                                          For the Nine Months Ended        (Inception)
                                                                September 30,                through
                                                        ----------------------------      September 30,
                                                            2001             2000             2001
                                                        ------------     -----------      ------------

        Net cash used in operating activities.......... $  (501,401)     $ (103,348)      $  (747,589)
                                                        ------------     -----------      ------------
Cash flows from investing activities:
  Equipment purchases..................................      (4,727)              -            (4,727)
                                                        ------------     -----------      ------------
     Net cash used in investing activities.............      (4,727)              -            (4,727)
                                                        ------------     -----------      ------------

Cash flows from financing activities:
  Capital contributions................................           -               -             4,910
  Proceeds from officer loans (Note 2).................      16,929         105,133           214,213
  Retirement of officer loans (Note 2).................           -          (7,094)          (23,099)
  Proceeds from notes payable (Note 4).................      25,000               -            25,000
  Proceeds from  working capital advances (Note 2).....     275,760               -           275,760
  Retirement of working capital advances (Note 2)......     (28,250)              -           (28,250)
  Proceeds from loans payable (Note 8).................     183,000               -           183,000
  Proceeds from the sale of common stock,
     net of offering costs.............................      29,500               -           103,125
                                                        ------------     -----------      ------------
        Net cash provided by financing activities......     501,939          98,039           754,659
                                                        ------------     -----------      ------------

                                     Net change in cash      (4,189)         (5,309)            2,343
Cash at beginning of period............................       6,532           9,665                 -
                                                        ------------     -----------      ------------
                                  Cash at end of period  $    2,343       $   4,356         $   2,343
                                                        ============     ===========      ============

Supplemental disclosure of cash flow information:

  Cash paid for:
     Interest..........................................  $        -       $       -         $       -
                                                        ============     ===========      ============
     Income taxes......................................  $        -       $       -         $       -
                                                        ============     ===========      ============

  Noncash investing and financing activities:
     Common stock issued for patent rights.............  $        -       $       -         $  15,000
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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. As shown in the accompanying financial statements, the Company has no revenues, a limited history of operations, and a loss of $1,543,206 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Note 2: Related party transactions

     The President of the Company provided office space to the Company at no charge for the nine months ended September 30, 2001 and 2000. The office space was valued at $500 per month and such charges are recognized in the accompanying unaudited, condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

     During the nine months ended September 30, 2001 and 2000, the President of the Company contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and such charges are recognized in the accompanying unaudited, condensed financial statements as office expense with a corresponding credit to additional paid-in capital.

     The president of the Company loaned the Company $16,929 for working capital, during the nine months ended September 30, 2001. The loans owed to the president bear interest at six percent and are due on demand. The $181,989 in outstanding loans and $18,156 in related accrued interest is included in the accompanying financial statements as due to officer.

     During the nine months ended September 30, 2001, shareholders advanced the Company $275,760 for working capital. The advances are do not carry an interest rate and are due on demand. The Company repaid $28,250 as of September 30, 2001. The $247,510 balance owed at September 30, 2001 is included in the accompanying unaudited, condensed financial statements as due to shareholders.

                 HYDRO ENVIRONMENTAL RESOURCES, INC.
               Notes to Condensed Financial Statements
                             (Unaudited)

Note 3:  Intangible assets

     Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

         Patent rights............................................... $ 15,000
         Accumulated amortization....................................   (6,750)
                                                                      ---------
                                                                      $  8,250
                                                                      =========


Note 4:  Notes payable

     Promissory notes
     ----------------
     During the nine months ended September 30, 2001, the Company received $25,000 in exchange for promissory notes and 125,000 shares of the Company's $.001 par value common stock. The promissory notes were as follows:

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
                                                                     ---------
                                                                      $ 25,000
                                                                     =========

     On May 17, 2001, the Company issued 125,000 shares of its restricted common stock to promissory note holders as debt issue costs for the notes. The market value of the common stock on the transaction date was $.21 per share. Debt issue costs of $26,250 were recognized in the accompanying financial statements for the nine months ended September 30, 2001. Interest expense of $1,250 was recognized in the accompanying financial statements for the nine months ended September 30, 2001.

     Each $5,000 note is convertible into 125,000 shares of the Company's $.001 par value common stock.

     The notes were in default as of September 30, 2001. As of the date of this filing, the note holders had not demanded payment or conversion into common stock.

     PowerTek loans
     --------------
     As part of a Stock Purchase Agreement (see Note 8), PowerTek Holdings LTD ("PowerTek"), a Swiss holding company, agreed to loan the Company funds for working capital at an interest rate of ten percent. As of September 30, 2001, the Company owed PowerTek $183,000 for loans advanced during the nine months ended September 30, 2001, and $5,788 of accrued interest related to the loans.


                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

Note 5:  Common stock

     On March 12, 2001, the Company issued 200,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The market value of the common stock on the transaction date was $.26 per share. Stock-based compensation expense of $52,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2001.

     On May 17, 2001, the Company issued 345,526 shares of its restricted common stock to unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.21 per share. Stock-based compensation expense of $72,560 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares were deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

     On May 31, 2001, the Company gifted 150,000 shares of its restricted common stock to a shareholder. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $37,500 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     On May 31, 2001, the Company issued 934,552 shares of its restricted common stock to unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $233,638 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     On June 19, 2001, the Company sold 590,000 shares of its restricted common stock to unrelated third parties for $29,500 ($.05/share). These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     On August 16, 2001, subsequent to shareholder approval at the Company's Annual Meeting of Shareholders, the Company completed its redomiciling merger with Hydro Environmental Resources, Inc., a Nevada corporation, and, pursuant to the Plan of Merger, each five (5) shares of common stock of the Oklahoma corporation was exchanged for one share of the Nevada corporation. Following the Plan of Merger, the Company's issued and outstanding common shares totaled 6,929,016. The loss per share and weighted average common shares outstanding disclosures in the accompanying unaudited condensed financial statements have been restated to reflect the reverse stock split.

     On August 16, 2001, subsequent to shareholder approval at the Company's Annual Meeting of Shareholders, the Company completed its redomiciling merger with Hydro Environmental Resources, Inc., a Nevada corporation, and, pursuant to the Plan of Merger, each five (5) shares of common stock of the Oklahoma corporation was exchanged for one share of the Nevada corporation. Following the Plan of Merger, the Company's issued and outstanding common shares totaled 6,929,016. The loss per share and weighted average common shares outstanding disclosures in the accompanying unaudited condensed financial statements have been restated to reflect the reverse stock split.

     On August 24, 2001, the Company issued 200,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $50,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

     On September 10, 2001, the Company issued 50,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The market value of the common stock on the transaction date was $.20 per share. Stock-based compensation expense of $10,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

     On September 10, 2001, the Company issued 1,000,000 shares of its restricted common stock to shareholders in exchange for consulting services. The market value of the common stock on the transaction date was $.20 per share. Stock-based compensation expense of $200,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

     Following is a statement of changes in shareholders' deficit for the nine months ended September 30, 2001:

                                                                                                  Deficit
                                                                                                Accumulated
                                     Preferred Stock            Common Stock        Additional   During the
                                -----------------------     ----------------------    Paid-in   Development
                                  Shares      Par Value       Shares     Par Value    Capital      Stage         Total
                                ---------     ---------     ----------   ---------   --------   -----------   -----------

Balance, January 1, 2001.....          -      $       -     32,300,000   $ 32,300    $ 86,985   $ (303,666)   $ (184,381)
March 12, 2001, shares issued
 to attorney in exchange for
 services....................          -              -        200,000        200      51,800            -        52,000
May 17, 2001, shares issued
 as debt issue costs related
 to promissory notes.........          -              -        125,000        125      26,125            -        26,250
May 17, 2001, shares issued
 in exchange for consulting
 services....................          -              -        345,526        345      72,215            -        72,560
May 31, 2001, shares issued
 gifted to shareholder.......          -              -        150,000        150      37,350            -        37,500
May 31, 2001, shares issued
 in exchange for consulting
 services....................          -              -        934,552        935     232,703            -       233,638
June 17, 2001, sale of
 common stock................          -              -        590,000        590      28,910            -        29,500
Reverse stock split through
 Plan of Merger..............          -              -    (27,716,050)   (27,716)     27,716            -            -
August 24, 2001, shares issued
 to attorney in exchange for
 legal services..............          -              -        200,000        200      49,800            -        50,000
September 10, 2001, shares
 issued to attorney in
 exchange for legal services.          -              -         50,000         50       9,950            -        10,000
September 10, 2001, shares
 issued in exchange for
 consulting srevices.........          -              -      1,000,000      1,000     199,000            -       200,000
Office space and equipment
 contributed by officer......          -              -              -          -       6,000            -         9,000
Net loss for the nine months
 ended September 30, 2001....          -              -              -          -           -    (1,239,540)  (1,239,540)
                                ---------      ---------     ----------   --------   ---------  ------------   ----------
 Balance, September 30, 2001           -       $      -       8,179,028   $ 8,179    $831,554   $(1,543,206)   $(703,473)
                                =========      =========     ==========   ========   =========  ============   ==========




                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

Note 6:  Income taxes

     The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2001, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

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

Note 8:  Stock purchase agreement

     During June of 2001, the Company signed a stock purchase agreement with PowerTek. PowerTek agreed to purchase shares of the Company's common stock equal to the number of shares issued and outstanding, on a fully diluted basis, on the date of closing for $500,000. Also, PowerTek agreed to expend not less than $2 million on research and development in the field of hydrogen powered fuel cell technology. The resulting research and development and related technology shall be licensed to the Company on a non-exclusive, royalty-free basis for a seven-year period subject to various terms listed in the agreement.

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

     The agreement was terminated on September 1, 2001. As of September 30, 2001, the Company owed PowerTek $183,000 for loans advanced during the nine months ended September 30, 2001, and $5,788 of accrued interest related to the loans. As of the date of this filing, PowerTek had not demanded repayment of the loans or issuance of the Company's common stock in exchange for the loans.

Note 9:  Contingencies

     On August 1, 2001, the Company received a subpoena from the Securities and Exchange Commission to appear, through its custodian of records, for testimony and to produce documents (see
     Item 1: Legal Proceedings). The subpoena required the Company to produce all documents supporting the contentions made in its 2001 press releases. The Company plans to produce the required documents, thus relieving it of the need to appear for testimony.


                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

     On August 6, 2001, the Company received a subpoena from the Securities and Exchange Commission to appear, through its custodian of records, for testimony and to produce documents (see
     Item 1: Legal Proceedings). The subpoena requires the Company to produce the September 29, 2001 Stock Purchase Agreement between the Company and PowerTek Holdings, Ltd. and all related agreements. The Company plans to produce the required documents, thus relieving it of the need to appear for testimony.

Note 10:  Subsequent events

     Common stock
     ------------
     On October 16, 2001, the Company issued 300,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The market value of the common stock on the transaction date was $.16 per share resulting in stock-based compensation expense of $48,000. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

     On October 16, 2001, the Company issued 1,500,000 shares of its restricted common stock to shareholders in exchange for consulting services. The market value of the common stock on the transaction date was $.16 per share resulting in stock-based compensation expense of $240,000. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

     On October 30, 2001, the Company issued 879,096 shares of its restricted common stock to unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.15 per share resulting in stock-based compensation expense of $131,864. These shares were deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

     License agreement
     -----------------
     On October 25, 2001, announced it signed a license agreement for the marketing and manufacturing of the ECHFR System with Allied Energy, Inc. The license is a non-exclusive worldwide license, which provides for the commercial exploitation of the system and for further design and development.

     The license provides for a 5 percent royalty of net sales for outside manufacture and an 8 percent royalty if manufactured by the Company. On completion of the design and construction of the first commercial model to the licensee's specifications, the agreement also provides for a one-time fee of $500,000 to be paid to the Company as well as 20 percent of the founders' stock of the licensee company.

     The license further provides for the licensee to further sub-license on terms and conditions approved by the Company.


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

     We plan to satisfy our cash requirements, over the next twelve months, through cash infusions from our president and principal shareholders, in exchange for restricted stock. However, we will need to raise additional capital in the next twelve months. Our management is considering the following options:

     (a)  a private offering and sale of our common stock;
     (b)  a public offering and sale of our common stock;
     (c)  a combination of private and public sale of our common stock;
     (d) debt financings from officers, shareholders and unrelated third parties.

     As of September 30, 2001, all cash infusions from the president and principal shareholders have been classified as a liability and are disclosed in the accompanying condensed balance sheet as due to officer and due to shareholders, respectively.

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

     Subject to the implementation and success of one or more of the financing options discussed above, we plan to hire four employees; an engineer; a laboratory technician, a computer specialist, and a chief operating officer. Once in place and subject to the implementation and success of one or more of the financing options discussed in the first paragraph, we plan to hire two to three additional technical personnel.


                      PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On August 1, 2001, the Company received a subpoena from the Securities and Exchange Commission to appear, through its custodian of records, for testimony and to produce documents. The subpoena requires the Company to produce all documents supporting the contentions made in press releases during 2001, and to produce all documents related to:

            *   Patents
            *   Hydrogen-powered experimental vehicle testing
            *   The Assignment Agreement between the Company and James Pelto
            *   The Agreement and payments between the Company and Orini Lumber
            * Draft press releases and other documents provided to Blue Bison Communications for the drafting and issuance of press releases on behalf of the Company

     On August 6, 2001, the Company received a subpoena from the Securities and Exchange Commission to appear, through its custodian of records, for testimony and to produce documents. The subpoena requires the Company to produce the June 29, 2001 Stock Purchase Agreement between the Company and PowerTek Holdings, Ltd. and all related agreements.

ITEM 2  - CHANGES IN SECURITIES

     On May 17, 2001, the Company issued 125,000 shares of its restricted common stock to promissory note holders as debt issue costs for the notes. The market value of the common stock on the transaction date was $.21 per share. Debt issue costs of $26,250 were recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     On May 17, 2001, the Company issued 345,526 shares of its restricted common stock to unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.21 per share. Stock-based compensation expense of $72,560 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares were deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

     On May 31, 2001, the Company gifted 150,000 shares of its restricted common stock to a shareholder. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $37,500 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     On May 31, 2001, the Company issued 934,552 shares of its restricted common stock to unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $233,638 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     On June 19, 2001, the Company sold 590,000 shares of its restricted common stock to unrelated third parties for $29,500 ($.05/share). These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     On August 24, 2001, the Company issued 200,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $50,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

     On September 10, 2001, the Company issued 50,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The market value of the common stock on the transaction date was $.20 per share. Stock-based compensation expense of $10,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

     On September 10, 2001, the Company issued 1,000,000 shares of its restricted common stock to shareholders in exchange for consulting services. The market value of the common stock on the transaction date was $.20 per share. Stock-based compensation expense of $200,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2001. These shares were deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

     On October 16, 2001, the Company issued 300,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The market value of the common stock on the transaction date was $.16 per share resulting in stock-based compensation expense of $48,000. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

     On October 16, 2001, the Company issued 1,500,000 shares of its restricted common stock to shareholders in exchange for consulting services. The market value of the common stock on the transaction date was $.16 per share resulting in stock-based compensation expense of $240,000. These shares were issued pursuant to the Company's Registration Statement on Form S-8.

     On October 30, 2001, the Company issued 879,096 shares of its restricted common stock to unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.15 per share resulting in stock-based compensation expense of $131,864. These shares were deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     No response required.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

     The first proposal related to the election of five persons to serve on the Company's Board of Directors. The Board's nominees were each elected and received, respectively, the following votes:

            Nominee                      For            Withheld
            -------                      ---            --------

            Jack H. Wynn              24,414,104          1,000
            Julio P. Focaracci        24,414,104          1,000
            Drew Sakson               24,414,104          1,000
            Lane J. Austin            24,414,104          1,000
            David A. Youngblood       24,414,104          1,000


     The second proposal related to the reincorporation of the Company in the State of Nevada. The second proposal was adopted by a vote of 18,054,493 in favor, with 504,000 votes against, 501,150 abstentions, and 5,355,461 broker non-votes.

     The third proposal related to the approval of the Stock Purchase Agreement between the Company and PowerTek Holdings, Ltd. The third proposal was adopted by a vote of 19,022,193 in favor, with 37,300 votes against, 150 abstentions, and 5,355,461 broker non-votes.

     The fourth proposal related to the ratification of the selection of Cordovano and Harvey, P.C. as the Company's independent public accountants for the year ending December 31, 2001. The fourth proposal was adopted by a vote of 24,304,476 in favor with 1,100 votes against, 109,528 abstentions, and no broker non-votes.

ITEM 5 - OTHER INFORMATION

     On July 4, 2001, the Agreement between the Company and Orini Lumber Processors Limited of Orini New Zealand was terminated. The Agreement was not cancelled due to default or non-performance by either party, but was terminated by mutual agreement of the parties.

     On August 15, 2001, the Company entered into an Amendment to the Stock Purchase Agreement with PowerTek Holdings, Ltd., a Swiss holding company, whereby the parties agreed to extend the closing date from August 15, 2001 to a date not later than November 15, 2001.

     On August 16, 2001, subsequent to shareholder approval at the Company's Annual Meeting of Shareholders, the Company completed its redomiciling merger with Hydro Environmental Resources, Inc., a Nevada corporation, and, pursuant to the Plan of Merger, each five (5) shares of common stock of the Oklahoma corporation was exchanged for one share of the Nevada corporation.

     On September 1, 2001, the Agreement between the Company and
     PowerTek Holdings, Ltd. was terminated.

     To reflect the reincorporation in the State of Nevada and the 1 for 5 share exchange, the National Association of Securities
     Dealers assigned the Company a new trading symbol: HYVR.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

      Exhibit No.  Description
      -----------  -----------

          3.1 Articles of Incorporation (State of Nevada) (Incorporated by reference to Exhibit 3.1 to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Commission on August 20, 2001.)

          3.2      By-laws (State of Nevada)
                   (Incorporated by reference to Exhibit 3.2 to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Commission on August 20, 2001.)

          3.3      Articles of Merger
                   (Incorporated by reference to Exhibit 3.2 to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Commission on August 20, 2001.)


          4.1      Form of Common Stock Certificate
                   (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB filed with the Commission on March 22, 2000.)

          10.1     Assignment of Patent and Intellectual Property
                   Rights related to the ElectroChem Hydrogen Fuel Reactor (Incorporated by reference to Exhibit 6.1 to the Registration Statement on Form 10-SB filed with the Commission on March 22, 2000.)


          10.2*	   License Agreement with Allied Energy, Inc.

------------------

* Filed herewith.

     (b)  Reports on Form 8-K:


          July 6, 2001:  On June 29, 2001, the Company entered into a
                         Stock Purchase Agreement with PowerTek Holdings, Ltd. Under the Agreement, the Company plans to sell shares of its common stock for $500,000, acquire $2 million for research and development, and obtain up to $200,000 in working capital loans (see Note 8). The agreement was subsequently terminated.




                              SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Hydro Environmental Resources, Inc.
                              (Registrant)


DATE: November 9, 2001        BY: /s/ Jack Wynn
                                 Jack Wynn, President



