Form 10KSB
period 2001-12-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2002-04-16
CIK 1081260

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2001
Commission File No. 000-27825





             HYDRO ENVIRONMENTAL RESOURCES, INC.
   (Exact name of registrant as specified in its charter)




         Nevada                                       73-1552304
(State of organization)                 (I.R.S. Employer Identification No.)

6170 W. Lake Mead Blvd., Las Vegas, NV   89108
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 597-9070

Securities registered under Section 12(g) of the Exchange Act:
                                   Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's revenues during the year ended December 31, 2001: $-0-

As of March 28, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates, approximately 17,522,124 shares of common stock, based on the average bid and asked price of $0.015 as quoted on the OTC Bulletin Board, was $262,831.86.

As of March 28, 2002, there were 19,088,124 shares of the issuer's common stock outstanding.

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

On June 16,1999, the rights to the ElectroChem Hydrogen Fuel Reactor (ECHFR), a prototype-stage technology that produces clean burning hydrogen gas at low pressure from any water source, were assigned to the Company in exchange for 15,000,000 shares of restricted common stock to the inventor, Mr. James Pelto. Mr. Pelto built the prototype ECHFR and will continue to be involved in its development and commercialization.

Business of the Company

The objective of the Company is to design, build and manage inexpensive and environmentally friendly fuel and power producing systems for remote areas of the world that are without electricity, cooking fuel, fresh water or power of any kind.

The ECHFR is designed to be used where there is no energy readily available. All that is required for the ECHFR to work is water and a proprietary mixture of dry chemicals that are readily available, light in weight, and easily transported. The Company is not aware of another power generation system that is similar to the ECHFR. The ECHFR is a sophisticated mechanical reactor that creates an electrical current that splits the water molecule, separating the two hydrogen atoms from the oxygen atom. The ECHFR activates a formula that removes hydrogen from the formula on a stand-by or as needed basis using equipment that can be portable or stationary. The result is clean burning hydrogen gas that can be used for cooking, heating or refrigeration.

Ultimately, the Company intends to build, market and operate a stationary power site using a ECHFR system capable of supplying power for a city of approximately 3,000 people. The Company plans to market the ECHFR technology in places that are currently underserved by conventional power companies, including Indonesia, China, Philippines, Malaysia, Middle East and parts of Central and South America. In addition to providing fuel, other potential markets for the ECHFR are industrial mining and wastewater cleansing and property restoration.

The Industry

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

Patents

The Company is presently in the process of upgrading its technical documentation and will re-apply for patents using these upgraded procedures. There is no assurance that the patents will issue and there is no assurance that if the patents issue that they will not infringe on other patents. Management does not have an estimated time frame for the patents to be issued. If the patents issue, their duration will be from 17 to 20 years from the date of issuance.

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

Employees

The Company presently has 2 officers and 3 directors. The officers and directors are engaged in other business activities and devote no more than 50% of their time to the business of the Company. The Company currently has 5 full-time employees and plans to hire additional employees during the next twelve months to market the ECHFR. Additionally, the Company plans to retain consulting engineers on a project-by-project basis. However, there is no assurance that any employees will be hired or any consultants will be retained.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company owns no property. In March of 2002, the Company relocated its corporate offices to 6170 W. Lake Mead Blvd., Las
Vegas, NV 89108 and is in the process of establishing a manufacturing facility in Astoria, Oregon for the purpose of commencing manufacturing and production.

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


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Market Information

The Company's Common Stock, $.001 par value, the only class of common equity of the Company, is traded on over-the-counter under the symbol "HYVR." Trading commenced on October 5, 2000. The following table sets forth the range of high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each quarter commencing October 5, 2000.

                               Low Bid    High Ask

               4th Qtr. 2000    $0.06      $1.12

               1st Qtr. 2001    $0.06      $0.50
               2nd Qtr. 2001    $0.07      $0.39
               3rd Qtr. 2001    $0.10      $1.01
               4th Qtr. 2001    $0.10      $0.30

               1st Qtr. 2002    $0.01      $0.15

The source of this information is America Online Finance quotation services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of March 28, 2002, there were approximately 418 holders of record of the Company's Common Stock (not including beneficial owners holding in "street-name").

Dividends

The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

Sales of Unregistered Securities

Share sold for cash

During February 1999, the Company offered for sale 11,300,000 shares of its $.001 par value common stock for $.001 per share pursuant to an exemption from registration claimed under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company sold all 11,300,000 shares for net proceeds of $9,375, after deducting offering costs totaling $1,925.

Reverse stock split

On August 16, 2001, subsequent to shareholder approval at the Company's Annual Meeting of Shareholders, the Company completed its redomiciling merger with Hydro Environmental Resources, Inc., a Nevada corporation, and, pursuant to the Plan of Merger, each five (5) shares of common stock of the Oklahoma corporation was exchanged for one share of the Nevada corporation. Following the Plan of Merger, the Company's issued and outstanding common shares totaled 6,929,028. The loss per share and weighted average common shares outstanding disclosures in the accompanying financial statements have been restated to reflect the reverse stock split.

Stock-based compensation

During the year ended December 31, 2001, the Company issued 750,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock ranged from $.20 to $.26 per share. Stock-based compensation expense of $178,000 was recognized in the accompanying financial statements for the year ended December 31, 2001.

During the year ended December 31, 2001, the Company issued 4,739,174 shares of its common stock to unrelated third parties in exchange for marketing, funding, administrative, managing, due diligence and other consulting services. The market value of the common stock ranged from $.15 to $.25 per share. Stock-based compensation expense of $957,063 was recognized in the accompanying financial statements for the year ended December 31, 2001.

On May 31, 2001, the Company gifted 150,000 shares of its restricted common stock to a shareholder. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $37,500 was recognized in the accompanying financial statements for the year ended December 31, 2001.
On July 10, 1999, the Company entered into a consulting agreement with an unrelated third party to provide financial advisory services to the Company. Upon signing the agreement, the Company agreed to issue the consultant 750,000 shares of its $.001 par value common stock. The transaction was valued at the estimated fair value of the common stock on the date of issuance as determined by the Board of Directors based on contemporaneous equity transactions and other analysis. The Company recorded stock-based compensation in the accompanying financial statements totaling $750.

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

As of December 30, 2001, all cash infusions from our President, Jack H. Wynn, and Frederic Strader have been classified as a liability and are disclosed in the accompanying balance sheet as due to officer.

A summary of our product research and development for the term of the plan is as follows:

We are performing ongoing research on the recovery and reconstruction of compounds used by the ElectroChem Hydrogen Fuel Reactor (ECHFR) to produce hydrogen. It is estimated that over 40 percent of these formula compounds can possibly be reused, possibly lowering the cost of production. In addition, there may be several potentially profitable by-products created by ECHFR that we could market worldwide, such as:

     (a) An on-site power plant could be designed for particular needs where electricity and/or gas are necessary to process cooking oil; and

     (b) In the treatment of wastewater at abandoned mine sites and other wastewater dumps or quarries, the ECHFR could operate the process by creating power using the actual wastewater to be treated

Subject to the implementation and success of one or more of the financing options discussed in the first paragraph, we plan to move our lab facility and expand our capabilities to include commencing production in the first three months of 2002.

ITEM 7.   FINANCIAL STATEMENTS.

The financial statements that constitute Item 7 of this report and a table of contents thereto commence on page F-1 through F-14, which follow.



               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  Index to Financial Statements
                                                             Page

Report of Independent Auditors ............................. F-2

Balance sheet, December 31, 2001 ........................... F-3

Statements of operations, for the years ended December 31,
   2001 and 2000, and from November 10, 1998 (inception)
   through December 31, 2001 ............................... F-4

Statement of shareholders' deficit, from November 10,
   1998 (inception) through December 31, 2001 .............. F-5

Statements of cash flows, for the years ended December 31,
   2001 and 2000, and from November 10, 1998 (inception)
   through December 31, 2001 ............................... F-6

Notes to the financial statements .......................... F-7



To the Board of Directors and Shareholders
Hydro Environmental Resources, Inc.

               REPORT OF INDEPENDENT AUDITORS

We have audited the balance sheet of Hydro Environmental Resources, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2001 and 2000, and from November 10, 1998 (inception) December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydro Environmental Resources, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and from November 10, 1998 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2 to the financial statements, Hydro
Environmental Resources, Inc. conducted significant transactions with its president and certain shareholders during the periods presented.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in default on certain loans at December 31, 2001 and has suffered significant operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Harvey, P.C.
Denver, Colorado
April 10, 2002

               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET

                        December 31, 2001

                              ASSETS


  Cash.......................................................... $   311
  Computer equipment, net of $1,411 of
   accumulated depreciation (Note 1)............................   3,316
  Patent rights and interests, net of $7,500 of
   accumulated amortization (Note 2)............................   7,500
                                                                --------
                                                                 $11,127
                                                                ========

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable and accrued liabilities........................$156,628
Due to officer (Note 2)......................................... 210,579
Due to shareholders (Note 2).................................... 356,297
Notes payable, convertible to common stock (Note 4).............  25,000
Accrued interest on notes payable (Note 4)......................   1,750
Loans payable, convertible to common stock (Note 8)............. 183,000
Accrued interest on loans payable (Note 8)......................  10,363
                                                                --------
               Total liabilities................................ 943,617
                                                                --------
Shareholders' deficit (Note 4):
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; -0- shares issued and outstanding..............       -
  Common stock, $.001 par value; 50,000,000 shares authorized;
     12,238,124 shares issued and outstanding...................  12,238
  Additional paid-in capital...................................1,592,360
  Deficit accumulated during development stage................(2,537,088)
                                                              -----------
                Total shareholders' deficit...................  (932,490)
                                                                ---------
                                                                $ 11,127
                                                                =========

 See accompanying summary of significant accounting policies and notes to the financial statements.

             HYDRO ENVIRONMENTAL RESOURCES, INC.
                (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF OPERATIONS

                                                                  November 10,
                                                                      1998
                                          For the Years Ended     (Inception)
                                              December 31,          through
                                          -------------------     December 31,
                                            2001       2000           2001
                                          --------   --------     ------------
Operating expenses:
 Research and development............... $  33,315   $  37,481      $ 114,197
 General and administrative:
   Stock-based compensation (Note 5):
     Consulting services................ 1,202,063          --      1,202,813
     Legal services.....................   178,000          --        178,000
     Other..............................    37,500          --         37,500
     Related parties (Note 2)...........    12,000      12,000         37,000
     Payroll............................   129,352          --        129,352
     Professional and consulting
       services.........................   326,508      13,345        339,853
     Depreciation and amortization......     4,411       3,000          8,911
     Other..............................   262,263     148,488        430,658
                                          ---------  ----------    -----------
            Total operating expenses.... 2,185,412     214,314      2,478,283
                                          ---------  ----------    -----------
                Loss from operations....(2,185,412)   (214,314)    (2,478,283)

Non-operating income....................     1,000          --          1,000
Interest expense:
  Related parties (Note 2)..............   (10,647)     (9,125)       (20,742)
  Amortization of debt issue
    costs  (Note 4).....................   (26,250)         --        (26,250)
  Other.................................   (12,113)       (700)       (12,813)
                                         ----------  ----------    -----------
       Loss before income taxes.........(2,233,422)   (224,139)    (2,537,088)

Income tax provision (Note 3)...........        --          --             --
                                         ----------  ----------    -----------
                 Net loss..............$(2,233,422)  $(224,139)   $(2,537,088)
                                        ===========  ==========   ============


Basic and diluted loss per share*......$     (0.31)  $   (0.04)
                                         ==========  ==========

Basic and diluted weighted average
  common shares outstanding *..........   7,098,661   6,360,000
                                         ==========  ==========

 * Restated for August 16, 2001 reverse stock split.


See accompanying summary of significant accounting policies and notes to the financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                            Deficit
                                                                                          Accumulated
                                    Preferred stock        Common Stock       Additional  During the
                                   -----------------   ---------------------    Paid-In   Development
                                   Shares  Par Value     Shares    Par Value    Capital      Stage        Total
                                   ------  ---------   ----------  ---------  ----------- -----------  -----------
Balance, November 10, 1998
   (inception).....................    -   $     -            -    $     -    $      -    $      -     $      -
Office space contributed by
   the president (Note 2)..........    -         -            -          -         1,000         -          1,000
Net loss...........................    -         -            -          -           -       (1,010)       (1,010)
                                   ------  ---------   ----------  ---------  ----------- ----------   -----------
        Balance, December 31, 1998     -         -            -          -         1,000     (1,010)          (10)


February 25, 1999, sale of
   common stock to officer
   and affiliates for cash
   ($.001/share) (Note 2)...........   -         -      4,250,000     4,250          -           -          4,250
February 25, 1999, sale of
   common stock, net of
   $1,925 of offering costs
   ($.001/share) (Note 5)...........   -         -     11,300,000    11,300       (1,925)        -          9,375
March 1, 1999, capital contribution
   by the president (Note 2)........   -         -            -          -         3,210         -          3,210
May 31, 1999, expenses paid by
   the president on behalf of
   the Company (Note 2).............   -         -            -          -         1,700         -          1,700
June 16, 1999, shares issued in
   exchange for patent interest and
   rights ($.001/share) (Note 2)....   -         -     15,000,000    15,000           -          -         15,000
July 10, 1999, shares issued
   in exchange for financial
   advisory agreement ($.001/share)
   (Note 5).........................   -         -        750,000       750           -          -            750
Office space and use of equipment
   contributed by the president
   (Note 2).........................   -         -            -          -        12,000         -         12,000
Net loss............................   -         -            -          -            -      (78,517)     (78,517)
                                    ------- ---------  ----------   --------   ----------  ----------  -----------
       Balance, December 31, 1999      -         -     31,300,000    31,300       15,985     (79,527)     (32,242)

July 2, 2000, sale of
   common stock to an individual,
   $.05 per share ..................   -         -        800,000       800       39,200         -         40,000
July 2, 2000, sale of
   common stock to an individual,
   $.10 per share ..................   -         -        200,000       200       19,800         -         20,000
Office space and use of equipment
   contributed by the president
   (Note 2).........................   -         -            -          -        12,000         -         12,000
Net loss............................   -         -            -          -            -     (224,139)    (224,139)
                                    -------- ---------  ----------  --------     -------   ----------   ----------
       Balance, December 31, 2000      -         -      32,300,000   32,300       86,985    (303,666)    (184,381)

March 12, 2001, shares issued
   to attorney in exchange for
   legal services (Note 5)..........   -         -         200,000      200       51,800         -         52,000
May 17, 2001, shares issued as
   debt issue costs related to
   promissory notes (Note 4)........   -         -         125,000      125       26,125         -         26,250
May 17, 2001, shares issued
   in exchange for consulting
   services (Note 5)................   -         -         345,526      345       72,215         -         72,560
May 31, 2001, shares gifted to a
   shareholder (Note 5).............   -         -         150,000      150       37,350         -         37,500
May 31, 2001, shres issued
   in exchange for consulting
   services (Note 5)................   -         -         934,552      935      232,703         -        233,638
June 17, 2001, sale of
   common stock.....................   -         -         590,000      590       28,910         -        29,500
Reverse stock split through
   Plan of Merger (Note 5)..........   -         -     (27,716,050) (27,716)      27,716         -           -
August 24, 2001, shares issued
   to attorney in exchange for
   legal services (Note 5)..........   -         -         200,000      200       49,800         -        50,000
September 10, 2001, shares
   issued to attorney in exchange
   for legal services (Note 5)......   -         -          50,000       50        9,950         -        10,000
September 10, 2001, shares issued
   to shareholders in exchange for
   consulting services (Note 5).....   -         -       1,000,000     1,000     199,000         -       200,000
October 23, 2001, shares issued
   to attorney in exchange for
   legal services (Note 5)..........   -         -         300,000       300      65,700         -        66,000
October 23,2001, shares
   issued in exchange for
   consulting services (Note 5).....   -         -       1,500,000     1,500     328,500         -       330,000
October 30, 2001, shares
   issued in exchange for
   consulting services (Note 5).....   -         -         879,096       879     130,986         -       131,865
November 6, 2001, shares
   issued in exchange for
   consulting services (Note 5).....   -         -         180,000       180      26,820         -        27,000
November 30, 2001, shares
   issued in exchange for
   consulting services (Note 5).....   -         -         900,000       900     161,100         -       162,000
December 5, 2001, shares issued to
   shareholder in exchange for
   consulting services (Note 2).....   -         -         300,000       300      44,700         -        45,000
Office spaced and use of equipment
   contributed by the president
   (Note 2).........................   -         -            -           -       12,000         -        12,000
Net loss............................   -         -            -           -         -     (2,233,422) (2,233,422)
                                    -------- ---------  ----------  --------     -------  ----------- -----------
      Balance, December 31, 2001....   -     $   -      12,238,124  $ 12,238  $1,592,360 $(2,537,088) $ (932,490)
                                    ======== =========  ==========  ========  ========== ============ ===========

       See accompanying summary of significant accounting policies and notes to the financial statements.

               HYDRO ENVIRONMENTAL RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF CASH FLOWS

                                                                        November 10,
                                                                           1998
                                              For the Years Ended       (Inception)
                                                  December 31,            through
                                            ------------------------    December 31,
                                               2001         2000           2001
                                            ----------   -----------    ------------
Cash flows from operating activities:
   Net loss...............................  $(2,233,422) $(224,139)     $(2,537,088)
   Adjustments to reconcile net loss to
    net cash used by operating
    activities:
      Depreciation and amortization.......        4,411      3,000            8,911
      Stock-based compensation (Note 5)...    1,443,813        --         1,444,563
      Services contributed by
       officers (Note 2)..................         --          --            12,000
      Office space and use of equipment
       contributed by the president
       (Note 2)...........................       12,000     12,000           25,000
      Changes in operating liabilities:
       Accounts payable and accrued
        liabilities.......................      141,513     20,321          168,741
                                            ------------  ---------      -----------
               Net cash provided by
                (used in) operating
                 activities...............     (631,685)  (188,818)        (877,873)
                                            ------------  ---------      -----------

Cash flows from investing activities:
  Purchases of equipment..................       (4,727)      --             (4,727)
                                            ------------  ---------      -----------
              Net cash used in
                financing activities......       (4,727)      --             (4,727)
                                            ------------  ---------      -----------

Cash flows from financing activities:
  Capital contributions from the
    president (Note 2)....................          --        --              4,910
  Proceeds from advances from the
    Company's president (Note 2)..........       36,394    143,684          233,678
  Repayment of advances from the
    president (Note 2)....................          --     (17,999)         (23,099)
  Proceeds from advances from the
    Company's shareholders (Note 2).......      425,457       --            425,457
  Repayment of advances from
    shareholders (Note 2).................      (69,160)      --            (69,160)
  Proceeds from notes and loans
    convertible to common stock
    (Note 4)..............................      208,000       --            208,000
  Proceeds from sale of common stock......       29,500     60,000          105,050
  Payment of offering costs...............         --         --             (1,925)
                                           -------------  ---------      -----------
              Net cash provided by
                financing activities......      630,191    185,685          882,911
                                           -------------  ---------      -----------
                Net change in cash........       (6,221)    (3,133)             311

Cash, beginning of period.................        6,532      9,665              --
                                            ------------  ---------      -----------
Cash, end of period.......................  $       311   $  6,532        $     311
                                            ============  =========      ===========

Supplemental disclosure of cash flow
 information:
   Income taxes...........................  $       --    $   --          $     --
                                            ============  =========      ===========
   Interest...............................  $       --    $   --          $     --
                                            ============  =========      ===========

Non-cash financing activities:
  Common stock issued in exchange for
    patent interests and rights
    (Note 2)..............................  $       --    $   --          $ (15,000)
                                            ============  =========      ===========

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                   Notes to Financial Statements

(1)  Nature of Operations and Summary of Significant Accounting
     Policies

Nature of Operations

The Company was incorporated under the laws of Oklahoma on November 10, 1998. The principal activities since inception have included the acquisition of patent interests and rights for an Electro-Chem Hydrogen Fuel Reactor ("ECHFR"), research and development of the ECHFR, and the sale and issuance of shares of its $.001 par value common stock. The Company was formed to design, build and manage inexpensive and environmentally friendly fuel and power producing systems for remote areas of the world that are without electricity and other sources of power.

Basis of presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company that is in default on certain loans at December 31, 2001 and has suffered significant operating losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to satisfy cash requirements through cash infusions from officers and principal shareholders in exchange for debt or restricted common stock. In addition, management plans to continue the policy of issuing common stock in exchange for services. Management is also considering (1) a private offering and sale of common stock, (2) a public offering and sale of common stock, or (3) a combination of the two previous options. The Company's future success is ultimately dependent upon its ability to create and provide effective and competitive services on a timely and cost-effective basis.

Development stage company

Hydro Environmental Resources, Inc. (the "Company") is in the development stage in accordance with Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards
("SFAS") No. 7 "Accounting and Reporting by Development Stage
Enterprises".

Use of estimates

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


                HYDRO ENVIRONMENTAL RESOURCES, INC.
                   Notes to Financial Statements


Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
The Company had no cash equivalents at December 31, 2001.

Equipment and depreciation

Equipment is stated at cost and is depreciated over its estimated useful life using the straight-line method.

Upon retirement or disposition of the furniture and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Intangible assets

Intangible assets are stated net of accumulated amortization and include the patent application rights and interests to the proprietary technology and processes involving the ECHFR valued at $15,000. The $15,000 is amortized on a straight-line basis over five years. Amortization expense for the years ended December 31, 2001 and 2000, and for the period from November 10, 1998 (inception) through December 31, 2001 totaled $3,000, $3,000, and $7,500, respectively.

Impairments on long-lived assets

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

Debt issue costs

Debt issue costs consist of common stock issued to note holders during the year ended December 31, 2001. Debt issue costs are deferred and amortized over the period of the notes. Amortized deferred issue costs are recorded as interest expense. All of the notes matured during the year ended December 31, 2001; therefore, the debt issue costs are included in the accompanying financial statements as interest expense.


Income taxes

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

                HYDRO ENVIRONMENTAL RESOURCES, INC.
                   Notes to Financial Statements


Fair value of financial instruments

The Company's financial instruments, including cash and current liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. The Company has a simple capital structure for all periods presented; therefore, basic and diluted losses per share at December 31, 2001 and 2000 are equal.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. Pro forma disclosures are not included in the accompanying financial statements as there were no employee stock-based compensation arrangements as of December 31, 2001.

(2)  Related Party Transactions

The president provided office space to the Company at no charge for all periods presented. The office space was valued at $500 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

During the years ended December 31, 2001 and 2000, the president contributed the use of office equipment to the Company. The use of equipment was valued at $500 per month and is included in the accompanying financial statements as office expense with a corresponding credit to additional paid-in capital.

During the year ended December 31, 2001, shareholders advanced the Company $425,457 for working capital. The advances do not carry an interest rate and are due on demand. The Company repaid $69,160 as of December 31, 2001. The $365,297 balance owed at December 31, 2001 is included in the accompanying financial statements as due to shareholders.


                HYDRO ENVIRONMENTAL RESOURCES, INC.
                   Notes to Financial Statements

During the years ended December 31, 2001, 2000 and 1999, the president loaned the Company $24,777, $134,559, and $53,600, respectively, for working capital. The loans bear interest at six percent and are due on demand. As of December 31, 2001, the Company had repaid $23,099. As of December 31, 2001, accrued interest receivable on the advances totaled $20,742. The $210,579 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to officer.

On December 5, 2001, the Company issued 300,000 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.15 per share resulting in stock-based compensation expense of $45,000.

On September 10, 2001, the Company issued 1,000,000 shares of its common stock to shareholders in exchange for consulting services. The market value of the common stock on the transaction date was $.20 per share. Stock-based compensation expense of $200,000 was recognized in the accompanying financial statements for the year ended December 31, 2001.

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

On February 25, 1999, 4,250,000 shares of common stock were sold to an officer and affiliates of the Company for $4,250 ($.001 per share).

On November 17, 1998, an affiliate advanced the Company $100 to open its bank account. The Company repaid the $100 on February 24, 1999.

(3)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                             December 31,
                                                     ------------------------
                                                          2001          2000
                                                     -----------  -----------

U.S. federal statutory graduated rate...............     34.00%        30.80%
State incomne tax rate,
 net of federal benefit.............................      0.00%         6.12%
Permanent differences...............................     -0.27%         0.00%
Net operating loss for which no tax
 benefit is currently available.....................     -33.73%      -36.92%
                                                      ----------     --------
                                                           0.00%        0.00%
                                                      ==========     ========


At December 31, 2001, deferred taxes consisted of a net tax asset of $854,586, due to operating loss carryforwards of $2,462,067, which was fully allowed for, in the valuation allowance of $854,586. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2001 and 2000 totaled $753,469 and $82,751. Net operating loss carryforwards will expire through 2021.

                 HYDRO ENVIRONMENTAL RESOURCES, INC.
                   Notes to Financial Statements

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

Should the Company undergo an ownership change as defined in
Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(4)  Notes Payable

Convertible promissory notes

During the year ended December 31, 2001, the Company received
$25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. The notes were as follows:

Note payable to individual, dated February 12, 2001,
 interest rate at 8.00 percent, maturing August 5, 2001.......$ 5,000

Note payable to individual, dated February 12, 2001,
 interest rate at 8.00 percent, maturing August 5, 2001.......  5,000

Note payable to individual, dated February 12, 2001,
 interest rate at 8.00 percent, maturing August 5, 2001.......  5,000

Note payable to individual, dated February 12, 2001,
 interest rate at 8.00 percent, maturing August 5, 2001.......  5,000

Note payable to individual, dated February 12, 2001,
 interest rate at 8.00 percent, maturing August 5, 2001.......  5,000
                                                              -------
                                                              $25,000
                                                              =======

On May 17, 2001, the Company issued 125,000 shares of its restricted common stock to promissory note holders as debt issue costs for the notes. The market value of the common stock on the transaction date was $.21 per share. Debt issue costs of $26,250 were recognized in the accompanying financial statements as interest expense for the year ended December 31, 2001. Interest expense of $28,000 (including $26,250 of debt issue costs) was recognized in the accompanying financial statements for the year ended December 31, 2001.

Each $5,000 note is convertible into 125,000 shares of the Company's $.001 par value common stock.

The notes were in default as of December 31, 2001.

                HYDRO ENVIRONMENTAL RESOURCES, INC.
                   Notes to Financial Statements


(5)  Shareholders' Deficit

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2001.

Common stock

Share sold for cash

During February 1999, the Company offered for sale 11,300,000 shares of its $.001 par value common stock for $.001 per share pursuant to an exemption from registration claimed under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company sold all 11,300,000 shares for net proceeds of $9,375, after deducting offering costs totaling $1,925.

Reverse stock split

On August 16, 2001, subsequent to shareholder approval at the Company's Annual Meeting of Shareholders, the Company completed its redomiciling merger with Hydro Environmental Resources, Inc., a Nevada corporation, and, pursuant to the Plan of Merger, each five
(5) shares of common stock of the Oklahoma corporation was exchanged for one share of the Nevada corporation. Following the Plan of Merger, the Company's issued and outstanding common shares totaled 6,929,028. The loss per share and weighted average common shares outstanding disclosures in the accompanying financial statements have been restated to reflect the reverse stock split.

Stock-based compensation

During the year ended December 31, 2001, the Company issued 750,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock ranged from $.20 to $.26 per share. Stock-based compensation expense of $178,000 was recognized in the accompanying financial statements for the year ended December 31, 2001.

During the year ended December 31, 2001, the Company issued 4,739,174 shares of its common stock to unrelated third parties in exchange for marketing, funding, administrative, managing, due diligence and other consulting services. The market value of the common stock ranged from $.15 to $.25 per share. Stock-based compensation expense of $957,063 was recognized in the accompanying financial statements for the year ended December 31, 2001.

On May 31, 2001, the Company gifted 150,000 shares of its restricted common stock to a shareholder. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $37,500 was recognized in the accompanying financial statements for the year ended December 31, 2001.

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


                HYDRO ENVIRONMENTAL RESOURCES, INC.
                   Notes to Financial Statements

(6)  Commitments and Contingencies

Office lease

The Company entered into an operating lease for office space on February 1, 2001. The lease commenced February 1, 2001 and expires January 31, 2004. Minimum monthly payments under the lease total
$2,600.  Future minimum lease payments are as follows:

December 31,
   2002.........................................$  31,200
   2003.........................................   31,200
   2004.........................................    2,600
                                                ---------
                                                $  65,000
                                                =========


Contingencies

On August 1, 2001, the Company received a subpoena from the Securities and Exchange Commission ("SEC") to appear, through its custodian of records, for testimony and to produce documents. The subpoena required the Company to produce all documents supporting the contentions made in its 2001 press releases. The Company plans to produce the required documents, thus relieving it of the need to appear for testimony. The Company received a notice from the SEC via telephone that the informal investigation had been closed; however, the Company has not received a written confirmation.

On August 6, 2001, the Company received a subpoena from the SEC to appear, through its custodian of records, for testimony and to produce documents (see Item 1: Legal Proceedings). The subpoena requires the Company to produce the September 29, 2001 Stock Purchase Agreement between the Company and PowerTek Holdings, Ltd. and all related agreements. The Company plans to produce the required documents, thus relieving it of the need to appear for testimony. The Company received a notice from the SEC via telephone that the informal investigation had been closed; however, the Company has not received a written confirmation.

(7)  Energy Production Agreement

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


                HYDRO ENVIRONMENTAL RESOURCES, INC.
                   Notes to Financial Statements

(8)  Stock Purchase Agreement

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

Prior to closing, PowerTek agreed to loan the Company funds for working capital at an interest rate of ten percent. Upon closing, the amounts owed under the loans will be credited against PowerTek's $2,000,000 research and development expenditure obligation under the agreement. If the closing does not occur, PowerTek has the option to demand immediate payment in full, or to convert the loans to the Company's common stock at a price of 75 percent of the average quoted market price of the stock at the close of the thirty business days immediately preceding the conversion demand date.

The agreement was terminated on September 1, 2001. As of December 31, 2001, the Company owed PowerTek $183,000 for loans advanced during the year ended December 31, 2001. $10,363 of interest had accrued on the loans as of December 31, 2001. A settlement of the debt was reached among the companies on March 13, 2002 (see Note
10).

(9)  License Agreement

On October 25, 2001, the Company announced it signed a license agreement for the marketing and manufacturing of the ECHFR System with Allied Energy, Inc. The license is a non-exclusive worldwide license, which provides for the commercial exploitation of the system and for further design and development.

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

(10) Subsequent events

On March 11, 2002, the Company accepted a total of $150,000 from two shareholders in exchange for two $75,000 promissory notes. The notes are interest-free and mature on March 11, 2004. The notes may be converted into shares the Company's common stock at the discretion of both parties.

On March 13, 2002, the Company entered into a settlement agreement with PowerTek for the debt and accrued interest owed by the Company to PowerTek (see Note 8). In accordance with the settlement agreement, the Company paid PowerTek $150,000 against the debt and PowerTek forgave the remaining balance due.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 18(a) OF THE EXCHANGE
          ACT

The members of the Board of Directors of Hydro serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Name                       Age   Position                 Director Since
-------------------------------------------------------------------------

Jack H. Wynn               71    President and Director   November 1998

John L. Wheeler            58    Director                 December 2000

David A. Youngblood        43    Director                 July 2001




Jack H. Wynn

Mr. Wynn has been the sole officer and a director of the Company since its inception in November 1998 until December 2000. Mr. Wynn helped the Company raise funds for research and development as well as developing a present marketing plan and was instrumental in taking the Company public. He also is currently the owner of North Bay Corporate Services Firm in Hayward, California which he founded in 1998. Prior to founding Hydro Environmental Resources, Inc., from 1980 to 1983, Mr. Wynn was Chairman of the Board of Scanner Energy, an Oklahoma leasing and oil production corporation with leases in numerous states. From 1984 to 1989, Mr. Wynn formed and operated the Oklahoma Transfer and Registrar Corporation, which was later transferred to San Francisco, California as Securities Transfer Pacifica Corporation. During his years as owner and manager, the company contracted and transferred shares for over 60 public corporations. While at the company, Mr. Wynn developed a state of the art computer system used by many transfer agents today. During this time, he was also instrumental in the development and growth of Power Train corporation, a company which successfully developed the hydraulic power system used in heavy industry today. From 1972 to 1980, Mr. Wynn was a partner with Scholen, Wynn & Associates, a securities and insurance brokerage firm. Mr. Wynn has over twenty years experience in the life insurance industry, including ten years with Occidental Life Insurance.

John L. Wheeler

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

David A. Youngblood

David Youngblood is the Supervisor of Research at the Company. Prior to the opening of the Company's headquarters in February 2001, he was instrumental in Finance, Human Resources, Lab Design and many other facets of company start-up as a consultant. Since taking the Research and Development position, he orchestrated the development of an all-new ECHFR unit, converted hydrogen vehicle, support systems, and is currently developing several projects not yet released. Prior to his positions with the Company, Mr. Youngblood from 1997-2000 accepted a R&D Technician position with Nikon Research Corporation of America in Belmont, California. His role was developing of concepts and projects related to Microphotolithography manufacturing processes for optically exposing of silicon wafers and new products with the NRCA Engineering staff. His duties were reporting and supporting the Director of Electronics and support of mechanical designers, mechanical engineers and consultants. Other responsibilities included Electromechanical packaging, quality manufacturing, lab/facility support, equipment and component specification, Cad Design, Mechanical and Electronic inspection, circuit board proofing and general manufacturing practices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, all of the Company's directors and officers and all of the persons known to the Company to own more than ten percent (10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of March 28, 2002, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company,
(iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

     Name and Address of
     Beneficial Owner (1)    Amount of Ownership (2)       Percent of Class

     Jack H. Wynn                  1,480,000                     7.8%
     John Wheeler                          0                      *
     David A. Youngblood              86,000                      *

     Officers and directors
     as a Group (3 persons)        1,566,000                     8.2%

* constitutes less than one 1 percent (1%) of all issued and outstanding shares of Common Stock.

----------

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after March 28, 2002, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The president provided office space to the Company at no charge for all periods presented. The office space was valued at $500 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

During the years ended December 31, 2001 and 2000, the president contributed the use of office equipment to the Company. The use of equipment was valued at $500 per month and is included in the accompanying financial statements as office expense with a corresponding credit to additional paid-in capital.

During the year ended December 31, 2001, shareholders advanced the Company $425,457 for working capital. The advances do not carry an interest rate and are due on demand. The Company repaid $69,160 as of December 31, 2001. The $365,297 balance owed at December 31, 2001 is included in the accompanying financial statements as due to shareholders.

During the years ended December 31, 2001, 2000 and 1999, the president loaned the Company $24,777, $134,559, and $53,600, respectively, for working capital. The loans bear interest at six percent and are due on demand. As of December 31, 2001, the Company had repaid $23,099. As of December 31, 2001, accrued interest receivable on the advances totaled $20,742. The $210,579 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to officer.

On December 5, 2001, the Company issued 300,000 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.15 per share resulting in stock-based compensation expense of $45,000.

On September 10, 2001, the Company issued 1,000,000 shares of its common stock to shareholders in exchange for consulting services. The market value of the common stock on the transaction date was $.20 per share. Stock-based compensation expense of $200,000 was recognized in the accompanying financial statements for the year ended December 31, 2001.

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

On February 25, 1999, 4,250,000 shares of common stock were sold to an officer and affiliates of the Company for $4,250 ($.001 per share).

On November 17, 1998, an affiliate advanced the Company $100 to open its bank account. The Company repaid the $100 on February
24, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements and Schedules

A list of the Financial Statements and Financial Statement
Schedules filed as part of this Report is set forth in Item 7, and appears at page F-1 of this Report, which list is incorporated herein by reference.

(a) Exhibits

        Number      Description

          3.1       Articles of Incorporation (State of Nevada)
                    (incorporated by reference to the Form 10-QSB filed with the Commission on August 20,
                    2001).

          3.2 By-laws (State of Nevada) (incorporated by reference to the Form 10-QSB filed with the Commission on August 20, 2001).

          3.3 Articles of Merger (incorporated by reference to the Form 10-QSB filed with the Commission on August 20, 2001).

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

          10.2      License Agreement with Allied Energy, Inc.
                    (incorporated by reference to Exhibit 10.2 to the Form 10-QSB filed with the Commission on November 14,
                    2001).


(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.



                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                           Hydro Environmental Resources, Inc.


                           By:/s/ Jack H. Wynn
                              Jack H. Wynn, President and
                              Director

                           Date: April 16, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                           By: /s/ Jack H. Wynn
                              Jack H. Wynn, President and
                              Director

                           Date: April 16, 2002


                           By: /s/ John L. Wheeler
                              John L. Wheeler, Director

                           Date: April 16, 2002


                           By: /s/ David A. Youngblood
                              David A. Youngblood, Director

                           Date: April 16, 2002