Form 10QSB
period 2002-03-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2002-05-20
CIK 1081260

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549


                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                    For Quarter Ended: March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from:______________ to ______________


                   Commission File Number: 000-27825



                  Hydro Environmental Resources, Inc.
        (Exact name of registrant as specified in its charter)


             Nevada                                      73-1552304
(State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                    Identification No.)


5725 S. Valley View, Suite 3, Las Vegas, NV                89118
(Address of principal executive offices)                 (Zip code)


                            (702) 597-9070
         (Registrant's telephone number, including area code)


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
Yes  [ ]  No [ ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common                                   20,038,124
        Class                   Number of shares outstanding at May 17, 2002


                This document is comprised of 12 pages.



                                 INDEX

PART I - FINANCIAL INFORMATION

                                                                  Page

Item 1.   Financial Statements

     Condensed balance sheet March 31, 2002 (Unaudited)            3

     Condensed statements of operations - Three months
      ended March 31, 2002 (Unaudited), and November 10,
      1998 (inception) through March 31, 2002 (Unaudited)          4

     Condensed statements of cash flows - Three months ended
      March 31, 2002 (Unaudited) and 2001 (Unaudited), and
      November 10, 1998 (inception) through March 31, 2002
      (Unaudited)                                                  5

     Notes to condensed financial statements (Unaudited)           6

Item 2.  Plan of operation                                         9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        10
Item 2.  Changes in Securities                                    10
Item 3.  Defaults Upon Senior Securities                          10
Item 4.  Submission of Matters to a Vote of Securities Holders    10
Item 5.  Other Information                                        11
Item 6.  Exhibits and Reports on Form 8-K                         11

Signatures                                                        12

             HYDRO ENVIRONMENTAL RESOURCES, INC.
                (A Development Stage Company)

                   Condensed Balance Sheet

                       March 31, 2002
                        (Unaudited)

Assets

Cash............................................... $      93
Computer equipment, net............................     2,922
Intangible assets, net (Note 3)....................     6,750
                                                    ---------
                                                    $   9,765
                                                    =========

Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued expenses........... $  165,397
   Due to officer (Note 2).........................    213,427
   Due to shareholders (Note 2)....................    401,907
   Notes payable, convertible into common
    stock (Note 4).................................     25,000
   Accrued interest, notes payable (Note 4)........      2,250
   Notes payable to shareholders, convertible
    into common stock (Note 2).....................    150,000
                                                    ----------
                                  Total liabilities    957,981
                                                    ----------

Shareholders' deficit (Note 5):
   Preferred stock.................................          -
   Common stock....................................     19,088
   Additional paid-in capital......................  2,879,510
   Deficit accumulated during development stage.... (3,846,814)
                                                    -----------
                        Total shareholders' deficit   (948,216)
                                                    -----------

                                                     $   9,765
                                                    ===========

The accompanying notes are an integral part of the condensed financial statements.

             HYDRO ENVIRONMENTAL RESOURCES, INC.
               (A Developmental Stage Company)

             Condensed Statements of Operations
                         (Unaudited)


                                                                                November 10,
                                                  For the Three Months              1998
                                                         Ended                  (Inception)
                                                      March 31,                   through
                                                -----------------------          March 31,
                                                    2002          2001              2002
                                                ----------    ---------         -----------

Operating expenses:

 Research and development..................... $        -     $       -         $  114,196

 General and administrative:
     Stock-based compensation.................  1,292,500        62,600          2,710,813
     Related parties (Note 2).................      1,500         3,000             38,500
     Payroll..................................          -        14,141            129,352
     Professional and consulting fees.........     37,341        85,429            377,194
     Depreciation and amortization............      1,144           980             10,055
     Other....................................     17,556       115,355            448,214
                                                ---------     ---------        -----------
                      Total operating expenses  1,350,041       281,505          3,828,324
                                                ---------     ---------        -----------
                                Operating loss (1,350,041)     (281,505)        (3,828,324)


Non-operating income:
 Gain on extinguishment of debt (Note __).....     43,363            -              43,363
 Rental income................................        300            -               1,300
Interest expense:
 Related parties (Note 2).....................     (2,848)       (2,789)           (23,590)
 Amortization of debt issue costs.............         -             -             (26,250)
 Other........................................       (500)         (250)           (13,313)
                                                ----------    ----------       -----------
                      Loss before income taxes (1,309,726)     (284,544)        (3,846,814)


Income taxes (Note 6).........................         -             -                  -
                                                ----------    ----------       ------------
                                     Net loss $(1,309,726)    $(284,544)       $(3,846,814)
                                                ==========    ==========       ============

Basic and diluted loss per share..............  $   (0.09)    $   (0.04)
                                                ==========    ==========
Basic and diluted weighted average
 number of common shares
 outstanding..................................  15,313,882     6,472,000
                                                ==========    ==========

The accompanying notes are an integral part of the condensed financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                           November 10,
                                                         For the Three Months Ended           1998
                                                                  March 31,                 through
                                                        ----------------------------        March 31,
                                                            2002             2001             2002
                                                        ------------     -----------      ------------

        Net cash used in operating activities.......... $   (45,828)     $ (220,054)      $  (923,701)
                                                        ------------     -----------      ------------
Cash flows from investing activities:
  Equipment purchases..................................           -               -            (4,727)
                                                        ------------     -----------      ------------
     Net cash used in investing activities.............           -               -            (4,727)
                                                        ------------     -----------      ------------

Cash flows from financing activities:
  Capital contributions................................           -               -             4,910
  Proceeds from officer advances (Note 2)..............           -           3,508           233,678
  Repayment of officer advances (Note 2)...............           -               -           (23,099)
  Proceeds from shareholder advances (Note 2)..........      68,510         217,885           493,967
  Repayment of shareholder advances (Note 2)...........     (22,900)         (1,500)          (92,060)
  Proceeds from notes and loans convertible
    to common stock (Notes 2 and 4)....................     150,000          25,000           358,000
  Repayment of loans payable (Note 7)..................    (150,000)              -          (150,000)
  Proceeds from the sale of common stock...............           -               -           105,050
  Payment of offering costs............................           -               -            (1,925)
                                                        ------------     -----------      ------------
        Net cash provided by financing activities......      45,610         244,893           928,521
                                                        ------------     -----------      ------------

                                     Net change in cash        (218)         24,839                93
Cash at beginning of period............................         311           6,532                 -
                                                        ------------     -----------      ------------
                                  Cash at end of period  $       93       $  31,371         $      93
                                                        ============     ===========      ============

Supplemental disclosure of cash flow information:

  Cash paid for:

     Interest..........................................  $        -       $       -         $       -
                                                        ============     ===========      ============
     Income taxes......................................  $        -       $       -         $       -
                                                        ============     ===========      ============

  Noncash investing and financing activities:

     Common stock issued for patent rights.............  $        -       $       -         $  15,000
                                                        ============     ===========      ============

     The accompanying notes are an integral part of the condensed financial statements.

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

Note 1:  Basis of presentation

     The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 2001 and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. As shown in the accompanying financial statements, the Company has no revenues, a limited history of operations, and a loss of $3,846,814 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Note 2: Related party transactions

     During the three months ended March 31, 2002 and 2001, the President of the Company contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and such charges are recognized in the accompanying unaudited, condensed financial statements as office expense with a corresponding credit to additional paid-in capital.

     Prior to 2002, the president of the Company loaned the Company $189,837 for working capital. The loans bear interest at six percent and are due on demand. The $189,837 in outstanding loans and $23,590 in related accrued interest are included in the accompanying condensed financial statements as due to officer.

     Prior to 2002, shareholders of the Company loaned the Company $356,297 for working capital. During the three months ended March 31, 2002, shareholders advanced the Company $68,510 for working capital. The advances do not carry an interest rate and are due on demand. The Company repaid $22,900 as of March 31, 2002. The $401,907 balance owed to shareholders at March 31, 2002 is included in the accompanying condensed financial statements as due to shareholders.

     On March 11, 2002, the Company accepted a total of $150,000 from two shareholders in exchange for two $75,000 promissory notes. The notes are interest-free and mature on March 11, 2004. The notes may be converted into shares of the Company's common stock at the discretion of both parties.

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

Note 3:  Intangible assets

     Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

               Patent rights                   $      15,000
               Accumulated amortization               (8,250)
                                               --------------
                                               $       6,750
                                               ==============
Note 4:  Notes payable

     During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. Interest expense of $500 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2002. Accrued interest payable on the notes totaled $2,250 as of March 31, 2002.

     The notes were in default as of March 31, 2002.

Note 5:  Common stock

     On February 21, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $25,000 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On February 21, 2002, the Company issued 1,478,663 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $73,933 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On February 21, 2002, the Company issued 1,021,337 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $51,067 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On March 18, 2002, the Company issued 600,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.30 per share. Stock-based compensation expense of $180,000 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On March 18, 2002, the Company issued 3,000,000 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.30 per share. Stock-based compensation expense of $900,000 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On March 18, 2002, the Company issued 250,000 shares of its common stock to an unrelated third party in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $62,500 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                Notes to Condensed Financial Statements
                              (Unaudited)

     Following is a statement of changes in shareholders' deficit for the three months ended March 31, 2002:

                                                                                                  Deficit
                                                                                                Accumulated
                                     Preferred Stock            Common Stock        Additional   During the
                                -----------------------     ----------------------    Paid-in   Development
                                  Shares      Par Value       Shares     Par Value    Capital      Stage         Total
                                ---------     ---------     ----------   ---------   --------   -----------   -----------

Balance, January 1, 2002.....          -      $       -     12,238,124   $ 12,238   $1,592,360  $(2,537,088)  $ (932,490)
Shares issued to attorney
 in exchange for legal
 services....................          -              -      1,100,000      1,100      203,900           -       205,000
Shares issued in exchange
 for consulting services.....          -              -      1,728,663      1,729      134,704           -       136,433
Shares issued to shareholder
 in exchange for consulting
 services....................          -              -      4,021,337      4,021      947,046           -       951,067
Equipment and services
 constributed by officer.....          -              -             -          -         1,500           -         1,500
Net loss for the three months
 ended March 31, 2002........          -              -             -          -            -    (1,309,726)  (1,309,726)
                                ---------      ---------    ----------   --------   ----------  ------------  -----------
 Balance, March 31, 2002               -       $      -     19,088,124   $ 19,088   $2,879,510  $(3,846,814)  $ (948,216)
                                =========      =========    ==========   ========   ==========  ============  ===========


Note 6:  Income taxes

     The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2002, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Note 7:  Stock purchase agreement

     During June of 2001, the Company signed a stock purchase agreement with PowerTek. PowerTek agreed to purchase shares of the Company's common stock equal to the number of shares issued and outstanding, on a fully diluted basis, on the date of closing for $500,000. Also, PowerTek agreed to expend not less than $2 million on research and development in the field of hydrogen powered fuel cell technology. The agreement was terminated on September 1, 2001.

     A settlement of the debt was reached among the companies on March 13, 2002. As of March 13, 2002, the Company owed PowerTek $183,000 for loans advanced during 2001, and $10,363 of accrued interest related to the loans. In accordance with the settlement agreement, the Company paid PowerTek $150,000 against the debt and interest and PowerTek forgave the remaining balance of $43,363.

Note 8:  Subsequent events

     Common stock
     On April 23, 2002, the Company cancelled 350,000 shares of its issued and outstanding common stock.

     On May 6, 2002, the Company issued 1,300,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.25 per share resulting in stock-based compensation expense of $325,000.

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

     As of March 31, 2002, all cash infusions from the president and principal shareholders have been classified as liabilities and are disclosed in the accompanying condensed balance sheet as due to officer and due to shareholders, respectively.

     A summary of our product research and development for the term of the plan is as follows:

     We have performed research on the recovery and reconstruction of compounds used by the ECHFR to produce hydrogen. It is estimated that over 40 percent of these patented-formula compounds can be reused, possibly lowering the cost of production by as much as 25 percent. In addition, there are several potentially profitable by-products created by the ECHFR that we could market worldwide, such as:

     (a) An on-site power plant could possibly be designed for particular needs where electricity and/or gas are necessary to process cooking oil; and

     (b) In the treatment of wastewater at abandoned mine sites and other wastewater dumps or quarries, the ECHFR could possibly operate the process by creating power from the actual wastewater to be treated

     Subject to the implementation and success of one or more of the financing options discussed above, we plan to expand our capabilities to include commencing production during 2002. Once we have commenced production, we plan to hire two to three additional technical personnel.

                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     No response required.

ITEM 2  - CHANGES IN SECURITIES

     On February 21, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $25,000 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On February 21, 2002, the Company issued 1,478,663 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $73,933 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On February 21, 2002, the Company issued 1,021,337 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $51,067 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On March 18, 2002, the Company issued 600,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.30 per share. Stock-based compensation expense of $180,000 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On March 18, 2002, the Company issued 3,000,000 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.30 per share. Stock-based compensation expense of $900,000 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On March 18, 2002, the Company issued 250,000 shares of its common stock to an unrelated third party in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.25 per share. Stock-based compensation expense of $62,500 was recognized in the accompanying financial statements for the three months ended March 31, 2002.

     On April 23, 2002, the Company cancelled 350,000 shares of its issued and outstanding common stock.

     On May 6, 2002, the Company issued 1,300,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.25 per share resulting in stock-based compensation expense of $325,000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     No response required.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No response required.

ITEM 5 - OTHER INFORMATION

     No response required.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     No response required.

     (b)  Reports on Form 8-K:

     No response required.


                           SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Hydro Environmental Resources, Inc.
                              (Registrant)


DATE: May 17, 2002            BY: /s/ Jack Wynn
                                 Jack Wynn, President




