Form 10QSB
period 2002-06-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2002-08-19
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                        For Quarter Ended: June 30, 2002
                                          --------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                        Commission File Number: 000-27825

                       Hydro Environmental Resources, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                                73-1552304
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                  2903 NE 109th Avenue, Suite D, Vancouver, WA    98682-7273
                     --------------------------------------        --------
                    (Address of principal executive offices)      (Zip code)

                                 (360) 883-5949
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                5725 S. Valley View, Suite 3, Las Vegas, NV 89118
                --------------------------------------------------
               (Former name, former address and ormer fiscal year,
                         if changed since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Common                                          40,788,124
 ------                                          ----------
 Class                          Number of shares outstanding at August 14, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
     Item 1.  Financial Statements

     Condensed balance sheet - June 30, 2002 (Unaudited).................   F-1

     Condensed statements of operations - Three and six months
         ended June 30, 2002 (Unaudited) and 2001 (Unaudited),
         and November 10, 1998 (inception) through June 30,
         2002 (Unaudited)................................................   F-2

      Condensed statements of cash flows - Six months ended June 30, 2002
         (Unaudited) and 2001 (Unaudited), and November 10, 1998
         (inception) through June 30, 2002 (Unaudited)...................   F-3

     Notes to condensed financial statements (Unaudited).................   F-4

Item 2.  Plan of operation...............................................    2

PART II - OTHER INFORMATION

     Item    1.  Legal Proceedings.......................................    3
     Item    2.  Changes In Securities...................................    3
     Item    3.  Defaults Upon Senior Securities.........................    4
     Item    4.  Submission of Matters To A Vote of Security Holders.....    4
     Item    5.  Other Information.......................................    4
     Item    6.  Exhibits and Reports on Form 8-K........................    5

     Signatures..........................................................    6



                                 HYDRO ENVIRONMENTAL RESOURCES, INC.
                                    (A Development Stage Company)

                                       Condensed Balance Sheet

                                            June 30, 2002
                                             (Unaudited)



Assets


Cash...................................................................................  $  32,373
Computer equipment, net................................................................      2,528
Intangible assets, net (Note 3)........................................................      6,000
                                                                                         ---------
                                                                                         $  40,901
                                                                                         =========

Liabilities and Shareholders' Deficit

Liabilities:
      Accounts payable and accrued expenses............................................. $ 185,378
      Due to officer (Note 2)...........................................................   220,909
      Due to shareholders (Note 2)......................................................   164,507
      Notes payable, convertible into common stock (Note 4)............................     25,000
      Accrued interest, notes payable (Note 4)..........................................     2,750
      Notes payable to shareholders, convertible into common stock (Note 2)............    150,000
                                                                                         ---------
                                                  Total liabilities ...................    748,544
                                                                                         =========

Shareholders' deficit (Note 5):
      Preferred stock .................................................................       --
      Common stock.....................................................................     40,208
      Additional paid-in capital.......................................................  2,285,740
      Deficit accumulated during development stage..................................... (3,033,591)
                                                                                         ---------
                                                  Total shareholders' deficit..........   (707,643)
                                                                                         ---------

                                                                                         $  40,901
                                                                                         =========


                             The accompanying notes are an integral part
                                of the condensed financial statements

                                                 F-1


                                              HYDRO ENVIRONMENTAL RESOURCES, INC.
                                                 (A Development Stage Company)

                                              Condensed Statements of Operations
                                                         (Unaudited)



                                                                                                                 November 10,
                                                                                                                    1998
                                                For the Three Months Ended       For the Six Months Ended        (Inception)
                                                           June 30,                       June 30,                 through
                                                ----------------------------    ----------------------------       June 30,
                                                    2002            2001            2002            2001             2002
                                                ------------    ------------    ------------    ------------    ------------
Operating expenses:
    Research and development ................   $       --      $       --      $       --      $       --      $    114,196
    General and administrative:
       Stock-based compensation (Note 5): ...        191,700         369,948         455,950         421,948       1,874,263
       Related parties (Note 2) .............          1,500           3,000           3,000           6,000          40,000
       Payroll ..............................          7,300          56,040           7,300          64,480         136,652
       Professional fees ....................          5,115          56,542          42,456         155,090         382,309
       Depreciation and amortization ........          1,144           1,144           2,288           2,124          11,199
       Other ................................          4,786          69,319          22,342         177,256         453,000
                                                ------------    ------------    ------------    ------------    ------------
                     Total operating expenses        211,545         555,993         533,336         826,898       3,011,619
                                                ------------    ------------    ------------    ------------    ------------
                               Operating loss       (211,545)       (555,993)       (533,336)       (826,898)     (3,011,619)


Non-operating income:
     Gain on extinguishment of debt (Note 7)            --              --            43,363            --            43,363
     Rental income ..........................           --              --               300            --             1,300
 Interest expense:
     Related party (Note 2) .................         (2,982)         (2,573)         (5,830)         (5,362)        (26,572)
     Amortization of debt issue costs .......           --              --              --              --           (26,250)
     Other ..................................           (500)         (1,938)         (1,000)         (2,188)        (13,813)
                                                ------------    ------------    ------------    ------------    ------------

                     Loss before income taxes       (215,027)       (560,504)       (496,503)       (834,448)     (3,033,591)


Income taxes (Note 6) .......................           --              --              --              --              --


                                     Net loss   $   (215,027)   $   (560,504)   $   (496,503)   $   (834,448)   $ (3,033,591)
                                                ============    ============    ============    ============    ============


Basic and diluted loss per share ............   $      (0.01)   $      (0.08)   $      (0.02)   $      (0.13)
                                                ============    ============    ============    ============
Basic and diluted weighted average
     number of common shares
     outstanding ............................     26,750,207       6,644,033      20,129,177       6,555,350
                                                ============    ============    ============    ============


                                          The accompanying notes are an integral part
                                             of the condensed financial statements

                                                             F-2



                              HYDRO ENVIRONMENTAL RESOURCES, INC.
                                  (A Development Stage Company)

                               Condensed Statements of Cash Flows
                                           (Unaudited)


                                                                                      November 10,
                                                                                         1998
                                                            For the Six Months Ended  (Inception)
                                                                    June 30,            through
                                                             ----------------------     June 30,
                                                               2002         2001          2002
                                                             ---------    ---------    ---------

          Net cash used in operating activities ..........   $ (43,048)   $(391,898)   $(920,921)
                                                             ---------    ---------    ---------

Cash flows from investing activities:

    Equipment purchases ..................................        --         (4,727)      (4,727)
                                                             ---------    ---------    ---------
          Net cash used in investing activities ..........        --         (4,727)      (4,727)
                                                             ---------    ---------    ---------


Cash flows from financing activities:
     Capital contributions ...............................        --           --          4,910
     Proceeds from officer advances (Note 2) .............       4,500       12,929      238,178
     Repayment of officer advances (Note 2) ..............        --           --        (23,099)
     Proceeds from shareholder advances (Note 2) .........      68,510      234,760      493,967
     Repayment of shareholder advances (Note 2) ..........    (260,300)      (3,500)    (329,460)
     Proceeds from  notes and loans convertible to
        common stock (Notes 2 and 4) .....................     150,000      140,000      358,000
     Repayment of loans payable (Note 7) .................    (150,000)        --       (150,000)
     Proceeds from the sale of common stock ..............     262,400       29,500      367,450
     Payment of offering costs ...........................        --           --         (1,925)
                                                             ---------    ---------    ---------

          Net cash provided by financing activities ......      75,110      413,689      958,021

                                        Net change in cash      32,062       17,064       32,373


Cash at beginning of period ..............................         311        6,532         --
                                                             ---------    ---------    ---------

                                     Cash at end of period   $  32,373    $  23,596    $  32,373
                                                             =========    =========    =========

Supplemental disclosure of cash flow information:

    Cash paid for:
       Interest ..........................................   $    --      $    --      $    --
       Income taxes ......................................   $    --      $    --      $    --
                                                             =========    =========    =========


    Noncash investing and financing activities:
        Common stock issued for patent rights ............   $    --      $    --      $  15,000
                                                             =========    =========    =========


                          The accompanying notes are an integral part
                               of the condensed financial statements

                                               F-3

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

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. As shown in the accompanying financial statements, the Company has no revenues, a limited history of operations, and significant losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Note 2:  Related party transactions

         During the three and six months ended June 30, 2002 and 2001, the President of the Company contributed services and the use of office equipment to the Company. The services and use of equipment was valued at $500 per month and such charges are recognized in the accompanying unaudited, condensed financial statements as office expense with a corresponding credit to additional paid-in capital.

         Prior to 2002, the president of the Company loaned the Company $189,837 for working capital. During the six months ended June 30, 2002, the officer advanced the Company an additional $4,500. The loans bear interest at six percent and are due on demand. The $194,337 in outstanding loans and $26,572 in related accrued interest are included in the accompanying condensed financial statements as due to officer.

         Prior to 2002, shareholders of the Company loaned the Company $356,297 for working capital. During the six months ended June 30, 2002, shareholders advanced the Company an additional $68,510 and the Company repaid shareholders a total of $260,300. The advances do not carry an interest rate and are due on demand. The $164,507 balance owed to shareholders at June 30, 2002 is included in the accompanying condensed financial statements as due to shareholders.

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 3:  Intangible assets

         Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

                    Patent rights..................$    15,000
                    Accumulated amortization.......     (9,000)
                                                   -----------
                                                   $     6,000
                                                   ===========

Note 4:  Notes payable

         During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. Interest expense of $1,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2002. Accrued interest payable on the notes totaled $2,750 as of June 30, 2002.

         The notes were in default as of June 30, 2002.

Note 5:  Common stock

         On February 21, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $25,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On February 21, 2002, the Company issued 1,478,663 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $73,933 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On February 21, 2002, the Company issued 1,021,337 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $51,067 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On March 18, 2002, the Company issued 600,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $18,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On March 18, 2002, the Company issued 3,000,000 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $90,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On March 18, 2002, the Company issued 250,000 shares of its common stock to an unrelated third party in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $6,250 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

         On April 23, 2002, the Company cancelled 350,000 shares of its issued and outstanding common stock.

         On May 6, 2002, the Company sold 1,300,000 shares of its common stock for $10,000 ($.01 per share).

         On May 16, 2002, the Company sold 450,000 shares of its common stock for $6,000 ($.01 per share).

         On May 16, 2002, the Company issued 2,500,000 shares of its common stock to officers and directors of the Company in exchange for administrative, engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $62,500 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On May 24, 2002, the Company issued 1,000,000 shares of its common stock to an officer of the Company in exchange for administrative, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $28,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 11, 2002, the Company sold 6,400,000 shares of its common stock for $151,500 ($.02 per share).

         On June 11, 2002, the Company issued 600,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $16,800 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 11, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $14,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 13, 2002, the Company sold 5,170,000 shares of its common stock for $55,000 ($.01 per share).

         On June 13, 2002, the Company issued 1,800,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $63,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 17, 2002, the Company issued 60,000 shares of its common stock to unrelated third parties in exchange for rental services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $1,800 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 21, 2002, the Company issued 160,000 shares of its common stock to unrelated third parties in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $5,600 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 27, 2002, the Company sold 1,530,000 shares of its common stock for $39,900 ($.03 per share).

         Following is a statement of changes in shareholders' deficit for the six months ended June 30, 2002:



                                                 HYDRO ENVIRONMENTAL RESOURCES, INC.
                                               Notes to Condensed Financial Statements
                                                             (Unaudited)



                                                                                                          Deficit
                                                                                                        Accumulated
                                    Preferred Stock                Common stock            Additional   During the
                                -------------------------   --------------------------      Paid-in     Development
                                  Shares       Par Value      Shares        Par Value       Capital        Stage           Total
                                -----------   -----------   -----------    -----------    -----------   -----------    -----------
Balance, January 1, 2002 ....          --     $      --      12,238,124    $    12,238    $ 1,592,360   $(2,537,088)   $  (932,490)

Shares issued to attorney in
  exchange for legal services          --            --       1,600,000          1,600         55,400          --           57,000
Shares issued in exchange for
  consulting services .......          --            --       4,348,663          4,349        163,034          --          167,383
Shares issued to shareholder
  in exchange for consulting
  services ..................          --            --       4,021,337          4,021        137,046          --          141,067
Shares issued to officers and
  directors in exchange for
  consulting services .......          --            --       3,500,000          3,500         87,000          --           90,500
Sale of common stock ........          --            --      14,850,000         14,850        247,550          --          262,400
Common shares cancelled .....          --            --        (350,000)          (350)           350          --             --
Equipment and services
  contributed by officer ....          --            --            --             --            3,000          --            3,000
Net loss for the six months
  ended June 30, 2002 .......          --            --            --             --             --        (496,503)      (496,503)
                                -----------   -----------   -----------    -----------    -----------   -----------    -----------
       Balance, June 30, 2002          --     $      --      40,208,124    $    40,208    $ 2,285,740   $(3,033,591)   $  (707,643)
                                ===========   ===========   ===========    ===========    ===========   ===========    ===========


Note 6:  Income taxes

         The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2002, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

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

Note 8:  Subsequent events

         Common stock
         On July 19, 2002, the Company sold 580,000 shares of its common stock for $14,500 ($.03 per share).

                                      F-7

PART 1. FINANCIAL INFORMATION

ITEM 2. PLAN OF OPERATION


                       HYDRO ENVIRONMENTAL RESOURCES, INC.

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

         As of June 30, 2002, all cash infusions from the president and principal shareholders have been classified as liabilities and are disclosed in the accompanying condensed balance sheet as due to officer and due to shareholders, respectively.

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

PART II - OTHER INFORMATION

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

ITEM 1 - LEGAL PROCEEDINGS

         No response required.

ITEM 2 - CHANGES IN SECURITIES

         On February 21, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $25,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On February 21, 2002, the Company issued 1,478,663 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $73,933 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On February 21, 2002, the Company issued 1,021,337 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $51,067 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On March 18, 2002, the Company issued 600,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $18,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On March 18, 2002, the Company issued 3,000,000 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $90,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On March 18, 2002, the Company issued 250,000 shares of its common stock to an unrelated third party in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $6,250 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On April 23, 2002, the Company cancelled 350,000 shares of its issued and outstanding common stock.

         On May 6, 2002, the Company sold 1,300,000 shares of its common stock for $10,000 ($.01 per share).

         On May 16, 2002, the Company sold 450,000 shares of its common stock for $6,000 ($.01 per share).

         On May 16, 2002, the Company issued 2,500,000 shares of its common stock to officers and directors of the Company in exchange for administrative, engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $62,500 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

         On May 24, 2002, the Company issued 1,000,000 shares of its common stock to an officer of the Company in exchange for administrative, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $28,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 11, 2002, the Company sold 6,400,000 shares of its common stock for $151,500 ($.02 per share).

         On June 11, 2002, the Company issued 600,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $16,800 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 11, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $14,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 13, 2002, the Company sold 5,170,000 shares of its common stock for $55,000 ($.01 per share).

         On June 13, 2002, the Company issued 1,800,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $63,000 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 17, 2002, the Company issued 60,000 shares of its common stock to unrelated third parties in exchange for rental services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $1,800 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 21, 2002, the Company issued 160,000 shares of its common stock to unrelated third parties in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $5,600 was recognized in the accompanying financial statements for the six months ended June 30, 2002.

         On June 27, 2002, the Company sold 1,530,000 shares of its common stock for $39,900 ($.03 per share).

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         No response required.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No response required.


ITEM 5 - OTHER INFORMATION

         No response required.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a).     Exhibits:

                  1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

                  2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

         (b)      Reports on Form 8-K:

         No response required.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

                                   SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Hydro Environmental Resources, Inc.
                                                     (Registrant)


DATE:  August 15, 2002                      BY:  /s/  Jack Wynn
                                               -------------------------------
                                                      Jack Wynn, President