Form 10QSB
period 2002-09-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2002-11-15
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended: September 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                        Commission File Number: 000-27825

                       Hydro Environmental Resources, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                               73-1552304
            ------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


2903 NE 109th Avenue, Suite D, Vancouver, WA                     98682-7273
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip code)

                                 (360) 883-5949
                                 --------------
              (Registrant's telephone number, including area code)

                5725 S. Valley View, Suite 3, Las Vegas, NV 89118
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common                                       44,438,124
     ------                                       ----------
     Class                     Number of shares outstanding at November 13, 2002



                     This document is comprised of __ pages.

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements

Condensed balance sheet - September 30, 2002 (unaudited).....................  3

Condensed statements of operations - Three and nine months ended
     September 30, 2002 (unaudited) and 2001 (unaudited), and
     November 10, 1998 (inception) through September 30, 2002 (unaudited)....  4

Condensed statements of cash flows - Nine months ended September 30, 2002
     (unaudited) and 2001 (unaudited), and November 10, 1998 (inception)
     through September 30, 2002 (unaudited)..................................  5

Notes to condensed financial statements (unaudited)..........................  6

Item 2.  Plan of operation................................................... 11


PART II - OTHER INFORMATION

Item    1.  Legal Proceedings................................................ 12
Item    2.  Changes In Securities............................................ 12
Item    3.  Defaults Upon Senior Securities.................................. 13
Item    4.  Submission of Matters To A Vote of Security Holders.............. 14
Item    5.  Other Information................................................ 14
Item    6.  Exhibits and Reports on Form 8-K................................. 14

Signatures................................................................... 15


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            HYDRO ENVIRONMENTAL RESOURCES, INC.
                              (A Development Stage Company)

                                  Condensed Balance Sheet

                                    September 30, 2002
                                        (Unaudited)

Assets
Cash .......................................................................   $    14,538
Computer equipment, net ....................................................         2,134
Intangible assets, net (Note 3) ............................................         5,250
                                                                               -----------

                                                                               $    21,922
                                                                               ===========

Liabilities and Shareholders' Deficit
Liabilities:
      Accounts payable and accrued expenses ................................   $   185,378
      Due to former officer (Note 2) .......................................       223,824
      Due to shareholders (Note 2) .........................................       164,507
      Notes payable, convertible into common stock (Note 4) ................        25,000
      Accrued interest, notes payable (Note 4) .............................         3,573
      Notes payable to shareholders, convertible into common stock (Note 2)        150,000
                                                                               -----------
                                                           Total liabilities       752,282
                                                                               -----------

Shareholders' deficit (Note 5):
      Preferred stock ......................................................          --
      Common stock .........................................................        42,438
      Additional paid-in capital ...........................................     2,343,760
      Deficit accumulated during development stage .........................    (3,116,558)
                                                                               -----------
                                                 Total shareholders' deficit      (730,360)
                                                                               -----------

                                                                               $    21,922
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


                                          HYDRO ENVIRONMENTAL RESOURCES, INC.
                                            (A Development Stage Company)

                                          Condensed Statements of Operations
                                                      (Unaudited)

                                                                                                                November 10,
                                                                                                                   1998
                                                 For the Three Months Ended      For the Nine Months Ended      (Inception)
                                                        September 30,                  September 30,              through
                                                ----------------------------    ----------------------------    September 30,
                                                    2002            2001            2002            2001            2002
                                                ------------    ------------    ------------    ------------    ------------
Operating expenses:
    Research and development ................   $       --      $       --      $       --      $       --      $    114,196
    General and administrative:
       Stock-based compensation (Note 5): ...         15,000         260,000         470,950         655,698       1,889,263
       Related parties ......................           --             3,000            --             9,000          37,000
       Payroll ..............................         24,052          42,250          31,352         106,730         160,704
       Professional fees ....................         18,649          50,802          61,105         205,892         400,958
       Depreciation and amortization ........          1,144           1,144           3,432           3,268          12,343
       Other ................................         23,383          41,047          45,725         218,303         476,384
                                                ------------    ------------    ------------    ------------    ------------
                     Total operating expenses         82,228         398,243         612,564       1,198,891       3,090,848
                                                ------------    ------------    ------------    ------------    ------------
                               Operating loss        (82,228)       (398,243)       (612,564)     (1,198,891)     (3,090,848)

Non-operating income:
    Gain on extinguishment of debt (Note 7) .           --              --            43,363            --            43,363
    Rental income ...........................           --               700             300             700           1,300
Interest expense:
    Related party (Note 2) ..................         (2,915)         (2,699)         (8,745)         (8,061)        (29,487)
    Amortization of debt issue costs ........           --              --              --           (26,250)        (26,250)
    Other ...................................           (823)         (4,850)         (1,823)         (7,038)        (14,636)
                                                ------------    ------------    ------------    ------------    ------------
                     Loss before income taxes        (85,966)       (405,092)       (579,469)     (1,239,540)     (3,116,558)

Income taxes (Note 6) .......................           --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
                                     Net loss   $    (85,966)   $   (405,092)   $   (579,469)   $ (1,239,540)   $ (3,116,558)
                                                ============    ============    ============    ============    ============

Basic and diluted loss per share ............   $      (0.00)   $      (0.06)   $      (0.03)   $      (0.18)
                                                ============    ============    ============    ============
Basic and diluted weighted average
    number of common shares
    outstanding .............................     41,063,124       7,345,687      22,338,791       6,817,125
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


                                     HYDRO ENVIRONMENTAL RESOURCES, INC.
                                        (A Development Stage Company)

                                     Condensed Statements of Cash Flows
                                                 (Unaudited)


                                                                                                   November 10,
                                                                                                       1998
                                                                     For the Nine Months Ended     (Inception)
                                                                              June 30,               through
                                                                     --------------------------      June 30,
                                                                         2002           2001           2002
                                                                     -----------    -----------    -----------

          Net cash used in operating activities ..................   $  (109,133)   $  (501,401)   $  (987,006)
                                                                     -----------    -----------    -----------

Cash flows from investing activities:
    Equipment purchases ..........................................          --           (4,727)        (4,727)
                                                                     -----------    -----------    -----------
          Net cash used in investing activities ..................          --           (4,727)        (4,727)
                                                                     -----------    -----------    -----------

Cash flows from financing activities:
    Capital contributions ........................................          --             --            4,910
    Proceeds from officer advances (Note 2) ......................         4,500         16,929        238,178
    Repayment of officer advances (Note 2) .......................          --             --          (23,099)
    Proceeds from shareholder advances (Note 2) ..................        68,510        275,760        493,967
    Repayment of shareholder advances (Note 2) ...................      (260,300)       (28,250)      (329,460)
    Proceeds from  notes and loans payable (Notes 2 and 4) .......       150,000        208,000        358,000
    Repayment of loans payable (Note 7) ..........................      (150,000)          --         (150,000)
    Proceeds from the sale of common stock .......................       310,650         29,500        415,700
    Payment of offering costs ....................................          --             --           (1,925)
                                                                     -----------    -----------    -----------
          Net cash provided by financing activities ..............       123,360        501,939      1,006,271
                                                                     -----------    -----------    -----------

                                                Net change in cash        14,227         (4,189)        14,538
Cash at beginning of period ......................................           311          6,532           --
                                                                     -----------    -----------    -----------
                                             Cash at end of period   $    14,538    $     2,343    $    14,538
                                                                     ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest ..................................................   $      --      $      --      $      --
                                                                     ===========    ===========    ===========
       Income taxes ..............................................   $      --      $      --      $      --
                                                                     ===========    ===========    ===========

    Noncash investing and financing activities:
       Common stock issued for patent rights .....................   $      --      $      --      $    15,000
                                                                     ===========    ===========    ===========


         The accompanying notes are an integral part of the condensed financial statements.

                                                      5

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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year.

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

Note 2: Related party transactions

     Prior to 2002, shareholders of the Company loaned the Company $356,297 for working capital. During the nine months ended September 30, 2002, shareholders advanced the Company an additional $68,510 and the Company repaid shareholders a total of $260,300. The advances do not carry an interest rate and are due on demand. The $164,507 balance owed to shareholders at September 30, 2002 is included in the accompanying condensed financial statements as due to shareholders.

     On March 11, 2002, the Company accepted a total of $150,000 from two shareholders in exchange for two $75,000 promissory notes. The notes are interest-free and mature on March 11, 2004. The notes may be converted into shares of the Company's common stock at the discretion of both parties.

     Prior to 2002, the Company's former president loaned the Company $189,837 for working capital. During the nine months ended September 30, 2002, the officer advanced the Company an additional $4,500. The loans bear interest at six percent and are due on demand. The $194,337 in outstanding loans and $29,487 in related accrued interest are included in the accompanying condensed financial statements as due to former officer.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 3: Intangible assets

     Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

                      Patent rights .............   $ 15,000
                      Accumulated amortization...     (9,750)
                                                    --------
                                                    $  5,250
                                                    ========

Note 4: Notes payable

     During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. Interest expense of $1,500 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002. Accrued interest payable on the notes totaled $3,250 as of September 30, 2002.

     The notes were in default as of September 30, 2002.

Note 5: Common stock

     On February 21, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $25,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On February 21, 2002, the Company issued 1,478,663 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $73,933 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On February 21, 2002, the Company issued 1,021,337 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $51,067 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On March 18, 2002, the Company issued 600,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $18,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On March 18, 2002, the Company issued 3,000,000 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $90,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     On March 18, 2002, the Company issued 250,000 shares of its common stock to an unrelated third party in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $6,250 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On April 23, 2002, the Company cancelled 350,000 shares of its issued and outstanding common stock.

     On May 6, 2002, the Company sold 1,300,000 shares of its common stock for $10,000 ($.01 per share).

     On May 16, 2002, the Company sold 450,000 shares of its common stock for $6,000 ($.01 per share).

     On May 16, 2002, the Company issued 2,500,000 shares of its common stock to officers and directors of the Company in exchange for administrative, engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $62,500 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On May 24, 2002, the Company issued 1,000,000 shares of its common stock to a consultant of the Company in exchange for administrative, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $28,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 11, 2002, the Company sold 6,400,000 shares of its common stock for $151,500 ($.02 per share).

     On June 11, 2002, the Company issued 600,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $16,800 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 11, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $14,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 13, 2002, the Company sold 5,170,000 shares of its common stock for $55,000 ($.01 per share).

     On June 13, 2002, the Company issued 1,800,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $63,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 17, 2002, the Company issued 60,000 shares of its common stock to unrelated third parties in exchange for rental services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $1,800 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 21, 2002, the Company issued 160,000 shares of its common stock to unrelated third parties in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $5,600 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     On June 27, 2002, the Company sold 1,530,000 shares of its common stock for $39,900 ($.03 per share).

     On July 19, 2002, the Company sold 580,000 shares of its common stock for $14,500 ($.03 per share).

     On September 6, 2002, the Company sold 1,350,000 shares of its common stock for $33,750 ($.03 per share).

     On September 6, 2002, the Company issued 300,000 shares of its common stock to an unrelated third party in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $15,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     Following is a statement of changes in shareholders' deficit for the nine months ended September 30, 2002:


                                                                                                          Deficit
                                                                                                        Accumulated
                                     Preferred Stock              Common stock            Additional    During the
                                -------------------------   --------------------------     Paid-in      Development
                                  Shares       Par Value      Shares        Par Value      Capital         Stage            Total
                                -----------   -----------   -----------    -----------    -----------   -----------    -----------
Balance, January 1, 2002 ....          --     $      --      12,238,124    $    12,238    $ 1,592,360   $(2,537,089)   $  (932,491)
Shares issued to attorney in
  exchange for legal services          --            --       1,600,000          1,600         55,400          --           57,000
Shares issued in exchange for
  consulting services .......          --            --       4,648,663          4,649        177,734          --          182,383
Shares issued to shareholder
  in exchange for consulting
  services ..................          --            --       4,021,337          4,021        137,046          --          141,067
Shares issued to officers and
  directors in exchange for
  consulting services .......          --            --       3,500,000          3,500         87,000          --           90,500
Sale of common stock ........          --            --      16,780,000         16,780        293,870          --          310,650
Common shares cancelled .....          --            --        (350,000)          (350)           350          --             --
Net loss for the nine months
  ended September 30, 2002 ..          --            --            --             --             --        (579,469)      (579,469)
                                -----------   -----------   -----------    -----------    -----------   -----------    -----------
  Balance, September 30, 2002          --     $      --      42,438,124    $    42,438    $ 2,343,760   $(3,116,558)   $  (730,360)
                                ===========   ===========   ===========    ===========    ===========   ===========    ===========

Note 6: Income taxes

     The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2002, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     A settlement of the debt was reached among the companies on March 13, 2002. As of March 13, 2002, the Company owed PowerTek $183,000 for loans advanced during 2001, and $10,363 of accrued interest related to the loans. In accordance with the settlement agreement, the Company paid PowerTek $150,000 against the debt and interest and PowerTek forgave the remaining balance of $43,363.

Note 8: Subsequent events

     On October 3, 2002, the Company sold 2,000,000 shares of its common stock for $50,000 ($.03 per share). Following the sale, the Company's issued and outstanding common stock totaled 44,438,124.

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

     As of September 30, 2002, all cash infusions from the former president and principal shareholders have been classified as liabilities and are disclosed in the accompanying condensed balance sheet as due to officer and due to shareholders, respectively.

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

PART II - OTHER INFORMATION

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

ITEM 1 - LEGAL PROCEEDINGS

     No response required.

ITEM 2 - CHANGES IN SECURITIES

     On February 21, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $25,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On February 21, 2002, the Company issued 1,478,663 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $73,933 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On February 21, 2002, the Company issued 1,021,337 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $51,067 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On March 18, 2002, the Company issued 600,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $18,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On March 18, 2002, the Company issued 3,000,000 shares of its common stock to a shareholder in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $90,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On March 18, 2002, the Company issued 250,000 shares of its common stock to an unrelated third party in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $6,250 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On April 23, 2002, the Company cancelled 350,000 shares of its issued and outstanding common stock.

     On May 6, 2002, the Company sold 1,300,000 shares of its common stock for $10,000 ($.01 per share).

     On May 16, 2002, the Company sold 450,000 shares of its common stock for $6,000 ($.01 per share).

     On May 16, 2002, the Company issued 2,500,000 shares of its common stock to officers and directors of the Company in exchange for administrative, engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $62,500 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

     On May 24, 2002, the Company issued 1,000,000 shares of its common stock to a consultant of the Company in exchange for administrative, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $28,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 11, 2002, the Company sold 6,400,000 shares of its common stock for $151,500 ($.02 per share).

     On June 11, 2002, the Company issued 600,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $16,800 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 11, 2002, the Company issued 500,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $14,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 13, 2002, the Company sold 5,170,000 shares of its common stock for $55,000 ($.01 per share).

     On June 13, 2002, the Company issued 1,800,000 shares of its common stock to unrelated third parties in exchange for engineering, public relations, marketing and other consulting services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $63,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 17, 2002, the Company issued 60,000 shares of its common stock to unrelated third parties in exchange for rental services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $1,800 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 21, 2002, the Company issued 160,000 shares of its common stock to unrelated third parties in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $5,600 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     On June 27, 2002, the Company sold 1,530,000 shares of its common stock for $39,900 ($.03 per share).

     On July 19, 2002, the Company sold 580,000 shares of its common stock for $14,500 ($.03 per share).

     On September 6, 2002, the Company sold 1,350,000 shares of its common stock for $33,750 ($.03 per share).

     On September 6, 2002, the Company issued 300,000 shares of its common stock to an unrelated third party in exchange for public relations and marketing services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $15,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2002.

     The Company issued these securities in transactions intended to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     No response required.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CEO

          2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CFO

     (b)  Reports on Form 8-K:

     No response required.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Hydro Environmental Resources, Inc.
                                             (Registrant)


DATE: November 8, 2002                       BY: /s/ David Rosenberg
----------------------                       -----------------------
                                             David Rosenberg, President