Form 10KSB
period 2002-12-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2003-04-15
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                                            For the year ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                                   For the transition period from _____ to _____

                                                Commission file number 000-27825


                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                 (Name of small business issuer in its charter)

               Nevada                                  73-1552304
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)

    2903 N.E. 109th Avenue, Suite D
         Vancouver, Washington                           98682
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number (360) 883-5949

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues during the year ended December 31, 2002:  $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,077,821 computed by reference to the price at which common equity was sold as reported by the NASD's OTC Bulletin Board ($0.06) as of March 28, 2003.

The number of shares outstanding of the issuer's common stock as of March 28, 2003, was 48,793,881 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Hydro Environmental Resources, Inc. was organized as an Oklahoma corporation on November 10, 1998. We reorganized as a Nevada corporation in August 2001. We design, build, and manage inexpensive and environmentally friendly fuel and power producing systems. Our systems employ a prototype technology that produces clean burning hydrogen gas at low pressure using any water sources. We focus on the production of alternate energy, waste treatment, and clean, potable water that uses this technology.

We acquired our technology in 1999 from James Pelto (also known as James Strader), one of its inventors, and in 2003 from David Youngblood, the other inventor.

Overview of ECHFR

Our principal product, an electrical chemical hydrogen fuel reactor ("ECHFR"), is a fuel reactor that produces a commercial grade of hydrogen gas at low pressure. The ECHFR uses a closed system electrical chemical procedure that produces both hydrogen gas and residual heat. A user introduces certain safe compounds to any water based liquid. The introduction of these compounds causes a low voltage electrical reaction to take place at temperatures ranging between 60 and 300 degrees Fahrenheit. This reaction produces both hydrogen gas and distilled potable water suitable for human consumption.

Users control both the timing of the production and the amount of the hydrogen gas produced by controlling the timing and the amount of the compounds added to the ECHFR. As a result, users are not required to store hydrogen for later use in high pressure tanks. The ECHFR also does not emit any odors, fumes, or smoke. Instead, it produces a commercial grade of pure hydrogen without the need to treat it further.

We produce ECHFRs in varying sizes ranging from extremely compact and portable (hand-size) to large volume systems of 3,000 gallons or more. The most common sizes manufactured are five gallon and double five gallon systems.

Benefits of ECHFR

We believe that the ECHFR has the following benefits:

     - Pure Hydrogen. Our recent testing of the hydrogen demonstrated that the purity ranged from a low 99.999 percent to a high of 99.9992 percent. We are currently developing a stainless steel reactor which we expect will improve purity to a 99.9999 level. Our testing also has demonstrated that the cost to operate the ECHFR is low. It will cost approximately 65 cents to produce 10.78 cubic feet of hydrogen gas for a cost of six cents per cubic foot of hydrogen gas produced. Our estimates do not include packaging costs. We expected those costs to vary depending on the application, the size of the ECHFR, and the gas purity required.

     - Low Pressure. The ECHFR does not require high pressure or high temperatures to produce hydrogen (although we may configure the ECHFR to produce hydrogen gas at a higher pressure, if needed).

     - Cost Effective. We use compounds (that is, chemicals and metals) in the ECHFR that are readily available and are highly affordable. The ECHFR does not require pure or potable water to produce hydrogen. It can use sewer water. We calibrate the ECHFR to control the hydrogen production by switching on and off its reaction process and, in doing so, we allow users to conserve the amount of compounds used.

     - Environmentally Safe. The ECHFR does not generate any odors, fumes, or smoke and does not otherwise emit any pollutants. The waste material from the chemicals the ECHFR uses in the reaction process is inert and can be disposed of easily and safely. Hydrogen also does not produce any greenhouse gases, particularly carbon dioxide.

     - Low Maintenance. The ECHFR does not have any moving parts and does not require frequent replacement of the chemicals and metals used in the reaction process. It also does not require pure or potable water to produce hydrogen unlike other hydrogen conversion processes.

     - Customizable. The ECHFR is available in many sizes. We also can retrofit it to satisfy variable energy demands or to operate as a parallel system or as one large unit for high output energy applications.

Potential Applications of ECHFR

We believe the ECHFR has the following potential applications:

     - For integration with fuel cell technology for the operation of automobiles and for heating homes and office buildings.

     - For applications that currently use fossil fuels (such as coal, petroleum, and natural gas).

     - For use in industries requiring hydrogen as a raw material such as the semiconductor industry which uses hydrogen gas to clean silicon wafers.

     - For use in remote regions where geographic and economic factors leave people in those regions without sufficient energy, given that the ECHFR is economical, easy to use, and safe.

     - For treating water since the ECHFR uses any form of water, including salt water, industrial waste water, polluted water, or rain water.

We also believe that hydrogen is the next generation energy source and will soon be a viable affordable alternative to fossil fuels. As a result, we believe that our products will have increased applications as hydrogen becomes more and more of an energy source.

Competition

The market for fuel and power producing systems is highly competitive. Our competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than us. These companies represent significant long-term competition for us. Competitors may be able to develop products that are as effective as, or more effective, easier or cheaper to use, than those offered by us. There is no assurance that we will be able to successfully compete with them or compete at all.

We believe one of our principal direct competitors are manufacturers of hydrogen fuel cells. Hydrogen fuel cells are electro-chemical devices, similar to a battery, in which hydrogen (either pure hydrogen gas or hydrogen extracted from a fuel that contains the element) and oxygen from the air are combined to produce electricity, water and a modest amount of waste heat. The conversion efficiency can be as high as 80 percent, but actual values vary with fuel cell types. Each cell produces 0.5 to 0.9 volts. As a result, a large number of cells must be stacked together and electrically connected in a series and parallel to achieve the desired output. Like a battery, a fuel cell stack has no moving parts (except for small fans and pumps to remove or recover waste heat) has near-zero emissions except for water and operate quietly. These characteristics make the fuel cell a highly attractive power source for automobiles and other vehicles and for stationary power plants.

Fuel cell power systems are comprised of three types:

     - Those that will replace the internal combustion engine in automobiles, trucks and buses.

     - Those that will serve as a distributed generation power plant close to homes, buildings, and manufacturing plants.

     - Those that will replace batteries in everything from cellular telephones, flashlights, computers, radios, golf carts, powered wheelchairs, to portable outdoor signs.

As reported at a conference on The Business Case for Fuel Cells (July 15-16,
1999), total worldwide research and development spending on fuel cell technology is nearly $1 billion per year. Companies such as Daimler Chrysler and Ford have recognized the future commercial potential of hydrogen fuel cells for the automotive industry. They have developed strategic alliances with and have invested over $500 million in Ballard Power Systems, a leading company in the commercialization of the hydrogen fuel cell. Ballard, together with its alliance partners and associated companies, is developing portable power products, transit bus engines, stationary power products, and automotive engines. Other manufacturers and marketers of hydrogen fuel cells include DCH Technology, Inc., ONSI, Ergenics, H Power Corp., and Powerball Technologies.

Patents and Other Intellectual Property Rights

We are presently applying for patents for our technology. We cannot give any assurances that patents will be issued and, if patents are issued, that they will not infringe on other patents. We do not have an estimated time frame for the patents to be issued.

We also rely on trade secrets and proprietary know-how which we protect in part by confidentiality agreements with our employees, consultants, and others. We cannot give any assurances that these agreements will not be breached, that we would not otherwise have adequate remedies in the event of their breach, or that our trade secrets will not otherwise become known or independently developed by competitors and others.

Employees

We presently have six officers and five directors. The officers and directors are engaged in other business activities and devote no more than 50 percent of their time to our business. We currently have five full-time employees and plan to hire three additional employees during the next twelve months to market the ECHFR. Our employees are not subject to any collective bargaining agreements, and we believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. We lease offices at 2903 N.E. 109th Avenue, Suite D, Vancouver, Washington 98682.

ITEM 3. LEGAL PROCEEDINGS

There are currently no material, pending legal proceedings to which we are a party. From time to time, we become involved in ordinary, routine, or regulatory legal proceedings incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 3, 2002, we held our annual meeting of shareholders at our offices at 2903 N.E. 109th Avenue, Suite D, Vancouver, Washington 98682. Our shareholders voted on three items at that meeting. First, they elected the following persons as directors of the Company (all of whom were previously our directors):

     Director             Votes For     Votes Against     Votes Abstained
     --------             ---------     -------------     ---------------

     David Rosenberg      31,171,646            0                0
     David Youngblood     31,171,646            0                0
     Stephen Lennon       30,371,646      800,000                0
     Mark Shmulevsky      31,171,646            0                0
     Michael Lysaght      31,171,646            0                0

Second, our shareholders considered and voted on a Certificate of Amendment to our Articles of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 500,000,000. Our shareholders voted in favor of the Certificate of Amendment. The number of votes cast for, against, or abstained were as follows:

               Votes For     Votes Against     Votes Abstained
               ---------     -------------     ---------------

               31,422,226       88,000             38,000

The final item that our shareholders considered and voted on at our annual meeting was the ratification of the selection of Cordovano and Harvey, P.C. as our independent public accountants for the fiscal year ended December 31, 2002. Our shareholders voted in favor of this item. The number of votes cast for, against, or abstains were as follows:

               Votes For     Votes Against     Votes Abstained
               ---------     -------------     ---------------

               31,666,226          0                  0


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, $.001 par value, is our only class of common equity, is traded on the over-the-counter under the symbol "HYVR.OB" and is quoted on the NASD's OTC Bulletin Board. Over-the-counter market reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The high and low sales prices for the years ended December 31, 2001 and 2002, were as follows:

          Fiscal 2001               High                       Low
          -----------               ----                       ---

          Quarter 1                 $2.03                      $0.315
          Quarter 2                 $1.69                      $0.045
          Quarter 3                 $1.05                      $0.090
          Quarter 4                 $0.26                      $0.105

          Fiscal 2002               High                       Low
          -----------               ----                       ---

          Quarter 1                 $0.14                      $0.018
          Quarter 2                 $0.058                     $0.017
          Quarter 3                 $0.055                     $0.030
          Quarter 4                 $0.150                     $0.040

The number of shareholders of record and approximate number of beneficial owners of our common stock at March 28, 2003, were 479 and 1,458 respectively.

We did not declare or pay any cash dividends in 2001 or 2002 on our common stock. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

In the three years preceding the filing of this Annual Report on Form 10-KSB, we have issued our common stock in the following transactions, each of which was either intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder:

     - On July 2, 2000, we sold 1,000,000 shares to two persons for $60,000 in the aggregate.

     -    On June 19, 2001, we sold 590,000 shares to one person for $29,500.

     - On March 20, 2002, we issued 250,000 shares of our common stock to an entity for public relations and marketing services.

     - On May 6, 2002, we sold 1,300,000 shares of our common stock to two persons for $10,000.

     - On May 16, 2002, we issued 2,500,000 shares of our common stock to three persons for legal, administrative, engineering, public relations, and marketing services and sold 450,000 shares to two persons for $6,000 in the aggregate.

     - On May 24, 2002, we issued 1,000,000 shares of our common stock to one person for consulting services.

     - On June 11, 2002, we issued 1,100,000 shares of our common stock to four persons for legal, engineering, public relations, and marketing services and sold 6,400,000 shares to ten persons and entities for $151,500 in the aggregate.

     - On June 13, 2002, we issued 1,800,000 shares of our common stock to three persons for consulting, public relations, and promotional services and sold 5,170,000 shares to three persons and entities for $55,000 in the aggregate.

     - On June 17, 2002, we issued 60,000 shares of our common stock to one person in payment of rent.

     - On June 21, 2002, we issued 160,000 shares of our common stock to one person for promotional services.

     - On June 27, 2002, we sold 1,530,000 shares of our common stock to three persons for $39,900 in the aggregate.

     - On July 19, 2002, we sold 580,000 shares of our common stock to one person for $14,500.

     - On September 6, 2002, we issued 300,000 shares of our common stock to one person for engineering, public relations, and marketing services and sold 1,350,000 shares to four persons for $27,500 in the aggregate.

     - On October 3, 2002, we sold 2,000,000 shares of our common stock to one entity for $50,000.

     - On October 31, 2002, we sold 354,684 shares of our common stock to three persons for $11,156 in the aggregate.

     - On November 19, 2002, we sold 500,000 shares of our common stock to one person for $27,500.

     -    On December 3, 2002, we sold 700,000 shares to one person for $41,750.

     - On December 29, 2002, we issued 725,000 shares of our common stock to nine of certain of our employees and our officers and directors in consideration for their services provided in 2002.

     - On December 31, 2002, we sold 225,000 shares of our common stock to two persons for $10,000 in the aggregate.

     - On January 17, 2003, we issued 520,000 shares of our common stock to three persons for consulting services and sold 285,715 shares to two persons for $10,000 in the aggregate.

     - On February 21, 2003, we sold 378,572 shares of our common stock to three persons for $15,000 in the aggregate.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

Forward-Looking Statements

This report contains certain forward-looking statements and of all known and unknown risks and uncertainties. Our actual results, performance, or achievements could differ materially from historical or from any future results anticipated by the forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers should consider statements containing words like "believes," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking. Important risks that could cause actual results, performance, or achievements to differ from those expressed or implied by the forward-looking statements are described below and elsewhere in this Annual Report on Form 10-KSB. Investors are cautioned not to place undue reliance on the forward-looking statements.

Plan of Operation

We intend to satisfy our cash requirements over the next twelve months. Our management is considering the following options:

     -    Public and private offerings and sales of our common stock.

     -    Issuance of our common stock in exchange for services and products.

     -    Loans.

     -    Government grants and subsidies.

     -    Strategic alliances.

     -    Sales and licensing of our products and technology.

We will perform the following product research and development during the term of our plan:

     -    Ongoing development of our vehicles that operate using hydrogen.

     -    Research and development of hydrogen as a source of heat.

     - Development of a fuel station for vehicles that operate using hydrogen.

     -    Continuing development of our ECHFR.

We do not expect to purchase any significant plan and equipment. We expect to hire three additional employees.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 13 of Part IV of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not have anything to report under this item.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers are as follows:

      Name            Age            Position                     Served Since
      ----            ---            --------                     ------------

Stephen Lennon        40    Vice President and Director             June 2002
Michael Lysaght       45    Secretary, Chief Science Officer, and   July 2002
                            Director
David Rosenberg       41    President and Chief Executive Officer   October 2002
Mark Shmulevsky       44    Chief Information Officer, Treasurer,   July 2002
                            Vice President, and Director
David A. Youngblood   45    Chief Products Engineer and Director    July 2001
David V. Harmsen      45    Chief Financial Officer                 July 2002


Stephen Lennon

Mr. Lennon has served as our Vice President and Director since June 2002. Prior to serving as our Vice President and Director, he served as an Administrator and Operations Manager for over 20 years for Scott Company Mechanical Contractors, one of the ten largest mechanical contractors in the United States of America. Mr. Lennon also currently serves on the Board of Directors of the Oregon Chemical Contractors Association. He is certified in certain engineering medias, including pure bond fusion and infrared fusion.

Michael Lysaght

Dr. Lysaght has served as our Secretary, Chief Science Officer, and Director since July 2002. Since November 2000, he also serves as the Engineering Manager for FEI Company. Prior to that time, he served as a teacher for Oregon Episcopal School from August 1999 to July 2000. From May 1979 until November 1999, he served as an officer with the United States Air Force. During the time he served as an officer with the United States Air Force, he served as Director of Research and Assistant Professor of Chemistry at the United States Air Force Academy and Deputy Director for the Air Vehicles Directorate of the United States Air Force Research Laboratory. Dr. Lysaght received his PhD in analytical chemistry from the University of Washington in 1991, with an emphasis of instrumental analysis and fuels research. His research has been published in several scientific journals, including Fuel, Analytical Chemistry, Journal of Applied Electrochemistry, and Review of Scientific Instrumentation.

David Rosenberg

Mr. Rosenberg has served as our Chief Executive Officer since June 2002 and as our President and director since October 2002. Mr. Rosenberg also serves as the Vice President and Treasurer of Pizzicato, Inc., a pizza restaurant chain located in Portland, Oregon. Until February 2002, he served as Pizzicato's Chief Operating Officer for nine years. Mr. Rosenberg studied international relations at Hebrew University, Jerusalem, Israel from 1984 to 1989. During that time, Hebrew University employed him to serve as its Coordinator for Absorption and Coordinator for Internal Affairs. He also served with the Israeli Defense Forces until his honorable discharge in 1984.

Mark Shmulevsky

Mr. Shmulevsky has served as our Chief Information Officer, Treasurer, Vice President, and Director since July 2002. Prior to serving as our officer and director, he served as a professor as Latvia State University in Riga, Latvia. During that time, he also has consulted with many companies, including Intel, Lucent, and Terabean, and with several governmental agencies. He has served on the boards of directors of several companies, including Structured Network Systems, Storied Learning, and RealIntellect.

David A. Youngblood

Mr. Youngblood has served as our director since July 2001 and as our Vice President and Chief Products Engineer since February 2001. Prior to February 2001, he served as our consultant. Since becoming Chief Products Engineer, he has orchestrated the development of an all-new ECHFR unit, converted hydrogen vehicle support systems, and is currently developing several other projects. Prior to working for us, he served as a Records and Development Technician for Nikon Research Corporation of America ("NCRA") in Belmont, California from 1997 to 2000. He developed concepts and projects relating to microphotolithography manufacturing processes for optically exposing silicon wafers and new products. He also supported NCRA's Director of Electronics and NCRA's mechanical designers, mechanical engineers, and consultants. He was responsible for electromechanical packaging, quality manufacturing, lab/facility support, equipment, and component specification, Cad Design, mechanical and electronic inspection, circuit board proofing, and general manufacturing practices.

David V. Harmsen

Mr. Harmsen serves as our Chief Financial Officer since July 2002. He also serves as an accountant to Pacific Coast Accounting in Portland, Oregon providing tax and accounting services to its clients. Mr. Harmsen serves on a number of boards of directors and has degrees in accounting, economics, business administration, and philosophy.

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

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2002, substantially all of the Company's directors and officers and all of the persons known to the Company to own more than ten percent (10%) of the Company's common stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC. We have adopted and implemented a compliance program for our officers and directors to ensure that they file all required reports not yet filed and to file when due all reports required to be filed in the future. We anticipate that all required reports will be filed not later than May 1, 2003.

ITEM 10. EXECUTIVE COMPENSATION

                             Summary Compensation Table
                             --------------------------

                                    Annual compensation       Long-term compensation
                                ----------------------------  ----------------------
                                                                Awards
                                                              Restricted   All other
Name and principal        Year  Salary   Bonus  Other annual    stock    compensation
position                         ($)      ($)   compensation   award(s)      ($)
                                                    ($)          ($)
-----------------------   ----  ------   -----  ------------  ---------- ------------

David Rosenberg           2002    $0      $0         $0        $42,0001    $21,0002
Chief Executive Officer,  2001
President, and Director   2000

Jack H. Wynn(3)           2002    $0      $0         $0
President and Director    2001    $0      $0         $0
                          2000    $0      $0         $0

Director Compensation

We pay $250 to each director for attending a meeting of the Board of Directors (although we are not obligated to pay such fee and will not start paying such fee until we have sufficient available cash resources to pay it). We also issue to each director 10,000 shares of our common stock under our 2002 Stock Incentive Plan on the first business day following the end of each calendar quarter, as long as such director is a director on that date and has served as a director for the entire quarter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 28, 2003, by:

     - Each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

     -    Each of our directors;

     -    Each of our named executive officers; and

     -    All directors and officers as a group.

----------
     (1) We awarded to Mr. Rosenberg 525,000 shares of common stock on December 29, 2002, under our 2002 Stock Incentive Plan. The dollar amount is computed by reference to the closing price of our common stock as reported by the NASD's OTC Bulletin Board ($0.08) as of December 30, 2002.

     (2) We issued to Mr. Rosenberg 1,000,000 shares of common stock on May 22, 2002, under our Consulting Agreement with him. The dollar amount is computed by reference to the closing price of our common stock as reported by the NASD's OTC Bulletin Board ($0.021) as of May 22, 2002.

     (3) Mr. Wynn resigned as President and Director on September 17, 2002.

Except as otherwise indicated, we believe that the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. We do not have any outstanding options, rights, or warrants except a promissory note in the amount of $75,000 we executed and delivered to Mr. David Youngblood who may convert such note into shares of our common stock.

                                                   Amount of         Percent of
Name and Address of Beneficial Owner(1)           Ownership(2)        Class(3)
---------------------------------------           ------------        --------

David Harmsen                                              0              *

Stephen Lennon                                       808,125             1.66%

Michael Lysaght(4)                                    25,000              *

David Rosenberg                                    3,218,000             6.60%

Mark Shmulevsky                                    1,025,000             2.10%

David A. Youngblood(5)                             1,087,400             2.23%

15700 South McKinley Avenue, LLC                   8,000,000            16.40%
1800 Whipple Avenue
Redwood City, California 94062

Officers and directors as a group (six persons)    6,163,525            12.63%

----------
     (1) The address of each officer and director is that of the Company at 2903 N.E. 109th Avenue, Suite D, Vancouver, Washington 98682.

     (2) We determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission ("SEC"), based on factors including voting and investment power with respect to shares.

     (3) Based on an aggregate of 48,793,881 shares of our common stock issued and outstanding as of March 28, 2003.

     (4) The amount of shares owned by Mr. Lennon does not include 585,000 shares that he holds as nominee for Joe Lennon. Mr. Lennon disclaims any voting or investment power with respect to these shares.

     (5) Includes 1,086,000 shares held by Mr. Youngblood and 1,400 shares held by Mr. Youngblood's minor children. Does not include and shares issuable under a Promissory Note in the amount of $75,000 that we executed and delivered to Mr. Youngblood by the terms he may convert into shares of our common stock. We have not yet reached an agreement concerning the terms under which he may convert such note into our shares of common stock.

     *Constitutes less than 1% of all of our issued and outstanding shares of common stock.


                                  Equity Compensation Plan Information
                                  ------------------------------------


                                                                                           Number of securities
                                                                                          remaining available for
                               Number of securities to be   Weighted-average exercise      future issuance under
                                 issued upon exercise of       price of outstanding      equity compensation plans
                                  outstanding options,        options, warrants, and       (excluding securities
        Plan category             warrants, and rights                rights             reflected in column (a))
                                           (a)                         (b)                          (c)
----------------------------   ---------------------------  -------------------------    -------------------------
Equity compensation plans                  n/a                         n/a                          n/a
approved by security holders

Equity compensation plans                   0                           0                        6,775,000
not approved by security
holders

Total                                       0                           0                        6,775,000

Background

The Board of Directors adopted the 2002 Stock Incentive Plan on December 29, 2002. The purposes of the plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors, and consultants, and to promote the success of our business.

Awards

The plan permits us to award to employees, directors, officers, and consultants our common stock, options to purchase our common stock (both incentive and nonqualified stock options), and stock appreciation rights. The total number of shares of our common stock available for awards under the plan is 7,500,000, increased annually on the first day of each our fiscal years beginning in 2004 by a percentage equal to five percent of the fully diluted number of shares outstanding as of that date or a lesser number of shares determined by us.

Our Board of Directors administers our plan. It has the authority in its discretion to:

     - Select the employees, officers, directors, and consultants to whom awards may be granted from time to time under the plan.

     - Determine whether and to what extent awards are granted under the plan.

     -    Approve the form of award agreement for use under the plan.

     - Determine the terms and conditions of any award granted under the plan.

     - Amend the terms of any outstanding award granted under the plan (provided that any amendment will not adversely affect the rights of the person to whom the award was granted under an outstanding award without that person's written consent).

     - Construe and interpret the terms of the plan and the awards granted under the plan.

     - Take such other action not inconsistent with the terms of the plan as it deems appropriate.

The plan permits awards other than incentive stock options to be granted to employees, officers, directors, and consultants. However, it permits only employees to be granted incentive stock options.

We intend to submit the plan to the shareholders for their approval within one year of the date the Board of Directors adopted the plan. In the meantime, we will not permit any person to whom we grant an incentive stock option (if any) to exercise that incentive stock option unless and until our shareholders have approved the plan.

On December 29, 2002, the Board of Directors approved the issuance of the following number of shares of common stock under the plan:

     -    500,000 shares to David Rosenberg.

     - 25,000 shares each to David Youngblood, Michael Lysaght, Stephen Lennon, Mark Shmulevsky, Charles Parker, Mark Allan, Kathryn M. Yackley, Ray Heiser, and Ron Goldner.

We may issue shares to persons or entities outside of our plan. The plan does not require that we issue shares under that plan only.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 22, 2002, we entered into a consulting agreement with David Rosenberg, our President and Chief Executive Officer and a director. Mr. Rosenberg agreed to provide the following services to us:

     -    To assist us in our capital formation efforts.

     -    To assist us in retaining directors and hiring key employees.

     - To assist us in negotiating contracts with federal, state, and local government agencies.

     - To assist us in establishing our office and hiring of employees for our office.

     - To perform such other duties as the Board of Directors may from time to time request that he provide to us.

We issued to him 1,000,000 shares of our common stock on May 22, 2002, in consideration for providing those services to us. We also agreed to issue to him an additional 1,000,000 shares of common stock in quarterly installments of 250,000 shares of common stock with the first installment to be issued on July 1, 2002, and subsequent installments to be issued on October 1, 2002, January 1, 2003, and April 1, 2003. To date, we have issued Mr. Rosenberg a total of 1,000,000 shares pursuant to the consulting agreement. Mr. Rosenberg has agreed to allow us to hold in abeyance issuing the remainder of the shares to him until a mutually agreeable date in the future.

Mr. Jack Wynn, formerly our President and a director, loaned to us $53,600, $24,777, $134,559, and $4,500 in each of the years ended December 31, 1991, 2000, 2001, and 2002, respectively, for working capital. These loans each bear interest at six percent and are due on demand. As of December 31, 2002, we had repaid $23,099 of these loans. As of such date, the accrued interest totaled $32,402. The balance due as of December 31, 2002, to Mr. Wynn equals $226,739.

On March 11, 2002, David Youngblood, our Secretary, Chief Science Officer, and a director, loaned to us $75,000. This loan is interest free and is due March 11, 2004. Mr. Youngblood may convert those shares into our common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements and Schedules

A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Item 7, and appears at page F-1 of this Report, which list is incorporated herein by reference.

(a)  Exhibits

     Number         Description
     ------         -----------

       3.1 Articles of Incorporation (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2001).

       3.2 Bylaws (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2001).

       3.3 Articles of Merger (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2001).

       4.1 Form of common stock certificate (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 22, 2000).

       10.1 Stock Purchase Agreement dated June 29, 2001, with PowerTek Holdings LTD (incorporated by reference to Appendix E to the Proxy Statement filed with the Securities and Exchange Commission July 16, 2001).

       10.2 Lease Agreement dated December 4, 2002, with Pacific NW Properties Limited Partnership.

       10.3         Consulting Agreement dated May 22, 2002, with David
                    Rosenberg.

       10.4         2002 Stock Incentive Plan.

       10.5         Form of Award Agreement under 2002 Stock Incentive Plan.

       10.6         Assignment dated January 15, 2003, from David Youngblood.

       23           Consent of Cordovano and Harvey, P.C.

       99.1 Certification of David Rosenberg pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of David Harmsen pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HYDRO ENVIRONMENTAL RESOURCES, INC.


                                        By: /s/ David Rosenberg
                                        ----------------------------------------
                                        David Rosenberg, Director, President,
                                        and Chief Executive Officer

                                        Dated:  April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2003.

Signature                      Title                              Date
---------                      -----                              ----


/s/ David Youngblood           Chief Products Engineer and        April 15, 2003
--------------------------     Director
David Youngblood


/s/ Stephen Lennon             Vice President and Director        April 15, 2003
--------------------------
Stephen Lennon


/s/ Mark Shmulevsky            Vice President, Treasurer, Chief   April 15, 2003
--------------------------     Information Officer, and
Mark Shmulevsky                Director


/s/ Michael Lysaght            Secretary, Chief Science Officer,  April 15, 2003
--------------------------     and Director
Michael Lysaght


/s/ David V. Harmsen           Chief Financial Officer            April 15, 2003
--------------------------
David V. Harmsen

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                         Index to Financial Statements


                                                                          Page
                                                                        --------

Report of Independent Auditors..........................................  F-2

Balance Sheet at December 31, 2002......................................  F-3

Statements of Operations for the years ended December 31, 2002 and 2001 and for the period from November 10, 1998 (inception)
     through December 31, 2002..........................................  F-4

Statement of Changes in Shareholders' Deficit for the period from
     November 10, 1998 (inception) through December 31, 2002............  F-5

Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from November 10, 1998 (inception)
     through December 31, 2002..........................................  F-9

Notes to Financial Statements...........................................  F-10

To the Board of Directors and Shareholders
Hydro Environmental Resources, Inc.

                         REPORT OF INDEPENDENT AUDITORS

We have audited the balance sheet of Hydro Environmental Resources, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2002 and 2001, and from November 10, 1998 (inception) December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydro Environmental Resources, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and from November 10, 1998 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2 to the financial statements, Hydro Environmental Resources, Inc. conducted significant transactions with its officers and shareholders during the periods presented.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in default on certain loans at December 31, 2002 and has suffered significant operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
March 31, 2003

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                December 31, 2002

                                     Assets


Cash.................................................................$   34,820

Property and equipment, net of $213,753 of
    accumulated depreciation (Note 1)................................    14,092

Patent rights and interests, net of $10,500 of
    accumulated amortization (Note 2)................................     4,500

                                                                     $   53,412
                                                                      ==========


                     Liabilities and Shareholders' Deficit


Accounts payable and accrued liabilities.............................$  166,847
Due to former officer (Note 2).......................................   226,739
Notes payable, convertible to common stock (Note 4)..................    25,000
Accrued interest on notes payable (Note 4)...........................     3,750
Loan payable, convertible to common stock (Note 2)...................    75,000
                                                                      ----------
                  Total liabilities..................................   497,336
                                                                      ----------



Shareholders' deficit (Note 5):
    Preferred stock, $.001 par value; 5,000,000 shares authorized,
      -0- issued and outstanding ....................................      --
    Common stock, $.001 par value; 500,000,000 shares authorized,
       46,967,808 shares issued and outstanding......................    46,968
    Additional paid-in capital....................................... 2,539,636
    Deficit accumulated during development stage.....................(3,030,528)
                                                                     ----------
                  Total shareholders' deficit........................  (443,924)
                                                                     ----------
                                                                     $   53,412
                                                                     ==========


                 See accompanying notes to financial statements


                               HYDRO ENVIRONMENTAL RESOURCES, INC.
                                  (A Development Stage Company)
                                    Statements of Operations
                                                                                   November 10,
                                                                                      1998
                                                                                   (Inception)
                                                      For the Years Ended            Through
                                                           December 31,            December 31,
                                                  ----------------------------    ------------
                                                       2002            2001            2002
                                                  ------------    ------------    ------------
Operating expenses:
     Research and development .................   $       --      $     33,315    $    114,196
     General and administrative:
        Stock-based compensation:
           Consulting services (Notes 2 and 5):
              Officers and directors ..........        112,500            --           112,500
              Shareholders ....................        178,567            --           178,567
              Other ...........................        181,083       1,202,063       1,383,896
           Legal services (Note 5) ............         57,000         178,000         235,000
           Other (Note 5) .....................          1,800          37,500          39,300
        Related parties (Note 2) ..............           --            12,000          37,000
        Compensation ..........................         66,931         129,352         196,283
        Professional and consulting services ..         95,760         326,508         435,613
        Other .................................         95,443         266,674         535,012
                                                  ------------    ------------    ------------
                    Total operating expenses ..        789,084       2,185,412       3,267,367
                                                  ------------    ------------    ------------
                    Loss from operations ......       (789,084)     (2,185,412)     (3,267,367)

Non-operating income:
     Gain on debt settlements (Notes 2 and 7) .        309,004            --           309,004
     Other ....................................            300           1,000           1,300
Interest expense:
     Related parties (Note 2) .................        (11,660)        (10,647)        (32,402)
     Amortization of debt issue costs (Note 4)            --           (26,250)        (26,250)
     Other ....................................         (2,000)        (12,113)        (14,813)
                                                  ------------    ------------    ------------
                     Loss before income taxes .       (493,440)     (2,233,422)     (3,030,528)


Income tax provision (Note 3) .................           --              --              --
                                                  ------------    ------------    ------------
                    Net loss ..................   $   (493,440)   $ (2,233,422)   $ (3,030,528)
                                                  ============    ============    ============


Basic and diluted loss per share ..............   $      (0.02)   $      (0.31)
                                                  ============    ============
Basic and diluted weighted average
     common shares outstanding ................     26,114,959       7,098,661
                                                  ============    ============


                         See accompanying notes to financial statements


                          HYDRO ENVIRONMENTAL RESOURCES, INC.
                             (A Development Stage Company)
                    Statement of Changes in Shareholders' Deficit


                                           Preferred Stock              Common Stock
                                      -------------------------   -------------------------
                                        Shares       Par Value      Shares       Par Value
                                      -----------   -----------   -----------   -----------
Balance, November 10, 1998
(inception) .......................          --     $      --            --            --
Office space contributed by the
  president (Note 2) ..............          --            --            --            --
Net loss ..........................          --            --            --            --
                                      -----------   -----------   -----------   -----------
         Balance, December 31, 1998          --            --            --            --

February 1999, sale of common
    stock to officer and
    affiliates for cash
    ($.001/share) (Note 2) ........          --            --       4,250,000         4,250
February 1999, sale of common
    stock, net of $1,925 of
    offering costs
    ($.001/share) (Note 5) ........          --            --      11,300,000        11,300
March 1999, capital contribution
    by the president (Note 2) .....          --            --            --            --
May 1999, expenses paid by
    the president on behalf of the
    Company (Note 2) ..............          --            --            --            --
June 1999, shares issued in
    exchange for patent interest
    and rights ($.001/share)
    (Note 2) ......................          --            --      15,000,000        15,000
July 1999, shares issued in
    exchange for financial
    advisory  agreement
    ($.001/share) (Note 5) ........          --            --         750,000           750
Office space and use of
    equipment contributed by
    the president (Note 2) ........          --            --            --            --
Net loss ..........................          --            --            --            --
                                      -----------   -----------   -----------   -----------
         Balance, December 31, 1999          --            --      31,300,000        31,300


Table continues on following page.

                       See accompanying notes to financial statements


                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit
                                  (Continued)


                                                      Deficit
                                                     Accumulated
                                      Additional       During
                                        Paid-In      Development
                                        Capital         Stage          Total
                                      -----------    -----------    -----------
Balance, November 10, 1998
(inception) .......................   $      --      $      --      $      --
Office space contributed by the
  president (Note 2) ..............         1,000           --            1,000
Net loss ..........................          --           (1,010)        (1,010)
                                      -----------    -----------    -----------
         Balance, December 31, 1998         1,000         (1,010)           (10)

February 1999, sale of common
    stock to officer and
    affiliates for cash
    ($.001/share) (Note 2) ........          --             --            4,250
February 1999, sale of common
    stock, net of $1,925 of
    offering costs
    ($.001/share) (Note 5) ........        (1,925)          --            9,375
March 1999, capital contribution
    by the president (Note 2) .....         3,210           --            3,210
May 1999, expenses paid by
    the president on behalf of the
    Company (Note 2) ..............         1,700           --            1,700
June 1999, shares issued in
    exchange for patent interest
    and rights ($.001/share)
    (Note 2) ......................          --             --           15,000
July 1999, shares issued in
    exchange for financial
    advisory  agreement
    ($.001/share) (Note 5) ........          --             --              750
Office space and use of
    equipment contributed by
    the president (Note 2) ........        12,000           --           12,000
Net loss ..........................          --          (78,517)       (78,517)
                                      -----------    -----------    -----------
         Balance, December 31, 1999        15,985        (79,527)       (32,242)


                 See accompanying notes to financial statements

                                 F-5(Continued)

                                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                                     (A Development Stage Company)
                            Statement of Changes in Shareholders' Deficit


                                                   Preferred Stock              Common Stock
                                              -------------------------   --------------------------
                                                Shares       Par Value      Shares        Par Value
                                              -----------   -----------   -----------    -----------
July 2000, sale of common stock ...........          --            --       1,000,000          1,000
Office space and use of equipment
    contributed by the president
    (Note 2) ..............................          --            --            --             --
Net loss ..................................          --            --            --             --
                                              -----------   -----------   -----------    -----------

         Balance, December 31, 2000 .......          --            --      32,300,000         32,300

March 2001, shares issued to attorney
    in exchange for legal services
   (Note 5) ...............................          --            --         200,000            200
May 2001, shares issued as
    debt issue costs related to
    promissory notes (Note 4) .............          --            --         125,000            125
May 2001, shares issued in exchange
    for consulting services
    (Note 5) ..............................          --            --       1,280,078          1,280
May 2001, shares gifted to a
    shareholder (Note 5) ..................          --            --         150,000            150
June 2001, sale of common stock ...........          --            --         590,000            590
Reverse stock split through
    Plan of Merger (Note 5) ...............          --            --     (27,716,050)       (27,716)
August 2001, shares issued to
    attorney in exchange for
    legal services (Note 5) ...............          --            --         200,000            200
September 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) .....................          --            --          50,000             50
September 2001, shares issued
    to shareholders in exchange for
    consulting services (Note 2) ..........          --            --       1,000,000          1,000
October 2001, shares issued to attorney
    in exchange for legal services (Note 5)          --            --         300,000            300
October 2001, shares issued in exchange


Table continues on following page.

                            See accompanying notes to financial statements


                           HYDRO ENVIRONMENTAL RESOURCES, INC.
                              (A Development Stage Company)
                      Statement of Changes in Shareholders' Deficit
                                      (Continued)

                                                              Deficit
                                                            Accumulated
                                              Additional      During
                                                Paid-In     Development
                                                Capital        Stage          Total
                                              -----------   -----------    -----------
July 2000, sale of common stock ...........        59,000          --           60,000
Office space and use of equipment
    contributed by the president
    (Note 2) ..............................        12,000          --           12,000
Net loss ..................................          --        (224,139)      (224,139)
                                              -----------   -----------    -----------


         Balance, December 31, 2000 .......        86,985      (303,666)      (184,381)

March 2001, shares issued to attorney
    in exchange for legal services
   (Note 5) ...............................        51,800          --           52,000
May 2001, shares issued as
    debt issue costs related to
    promissory notes (Note 4) .............        26,125          --           26,250
May 2001, shares issued in exchange
    for consulting services
    (Note 5) ..............................       304,918          --          306,198
May 2001, shares gifted to a
    shareholder (Note 5) ..................        37,350          --           37,500
June 2001, sale of common stock ...........        28,910          --           29,500
Reverse stock split through
    Plan of Merger (Note 5) ...............        27,716          --             --
August 2001, shares issued to
    attorney in exchange for
    legal services (Note 5) ...............        49,800          --           50,000
September 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) .....................         9,950          --           10,000
September 2001, shares issued
    to shareholders in exchange for
    consulting services (Note 2) ..........       199,000          --          200,000
October 2001, shares issued to attorney
    in exchange for legal services (Note 5)        65,700          --           66,000


                     See accompanying notes to financial statements

                                     F-6(Continued)

                              HYDRO ENVIRONMENTAL RESOURCES, INC.
                                 (A Development Stage Company)
                         Statement of Changes in Shareholders' Deficit



                                           Preferred Stock                Common Stock
                                        -------------------------   --------------------------
                                          Shares       Par Value      Shares        Par Value
                                        -----------   -----------   -----------    -----------
October 2001, shares issued in exchange
    for consulting services
    (Note 5) ........................          --            --       2,379,096          2,379
November 2001, shares issued in
     exchange for consulting
     services (Note 5) ..............          --            --       1,080,000          1,080
December 2001, shares issued to
    shareholder in exchange for
    consulting services (Note 2) ....          --            --         300,000            300
Office space and use of equipment
    contributed by the president
    (Note 2) ........................          --            --            --             --
Net loss ............................          --            --            --             --
                                        -----------   -----------   -----------    -----------
         Balance, December 31, 2001 .          --            --      12,238,124         12,238

February 2002, shares issued to
    attorney in exchange for legal
    services (Note 5) ...............          --            --         500,000            500
February 2002, shares issued in
    exchange for consulting services
    (Note 5) ........................          --            --       1,478,663          1,479
February 2002, shares issued to
    shareholder in exchange for
    consulting services (Note 2) ....          --            --       1,021,337          1,021
March 2002, shares issued to
     attorney in exchange for legal
     services (Note 5) ..............          --            --         600,000            600
March 2002, shares issued in exchange
    for consulting services
    (Note 5) ........................          --            --         250,000            250
March 2002, shares issued to
    shareholder in exchange for
    consulting services (Note 2) ....          --            --       3,000,000          3,000
Cancellation of common shares .......          --            --        (350,000)          (350)
May 2002, sale of common stock ......          --            --       1,750,000          1,750
May 2002, shares issued in exchange
    for consulting services
    (Note 5) ........................          --            --       2,000,000          2,000


                        See accompanying notes to financial statements


                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit
                                  (Continued)

                                                        Deficit
                                                       Accumulated
                                         Additional       During
                                          Paid-In      Development
                                          Capital         Stage         Total
                                        -----------   -----------    -----------
    for consulting services
    (Note 5) ........................       459,486          --          461,865
November 2001, shares issued in
     exchange for consulting
     services (Note 5) ..............       187,920          --          189,000
December 2001, shares issued to
    shareholder in exchange for
    consulting services (Note 2) ....        44,700          --           45,000
Office space and use of equipment
    contributed by the president
    (Note 2) ........................        12,000          --           12,000
Net loss ............................          --      (2,233,422)    (2,233,422)
                                        -----------   -----------    -----------
         Balance, December 31, 2001 .     1,592,360    (2,537,088)      (932,490)

February 2002, shares issued to
    attorney in exchange for legal
    services (Note 5) ...............        24,500          --           25,000
February 2002, shares issued in
    exchange for consulting services
    (Note 5) ........................        72,454          --           73,933
February 2002, shares issued to
    shareholder in exchange for
    consulting services (Note 2) ....        50,046          --           51,067
March 2002, shares issued to
     attorney in exchange for legal
     services (Note 5) ..............        17,400          --           18,000
March 2002, shares issued in exchange
    for consulting services
    (Note 5) ........................         6,000          --            6,250
March 2002, shares issued to
    shareholder in exchange for
    consulting services (Note 2) ....        87,000          --           90,000
Cancellation of common shares .......           350          --             --
May 2002, sale of common stock ......        14,250          --           16,000
May 2002, shares issued in exchange
    for consulting services
    (Note 5) ........................        51,000          --           53,000


                 See accompanying notes to financial statements


                              HYDRO ENVIRONMENTAL RESOURCES, INC.
                                 (A Development Stage Company)
                        Statement of Changes in Shareholders' Deficit



                                            Preferred Stock              Common Stock
                                       -------------------------   -------------------------
                                        Shares       Par Value      Shares       Par Value
                                       -----------   -----------   -----------   -----------
May 2002, shares issued to
    shareholders in exchange for
    consulting services (Note 2) ...          --            --       1,500,000         1,500
June 2002, sale of common stock ....          --            --      13,100,000        13,100
June 2002, shares issued to attorney
    in exchange for legal services
    (Note 5) .......................          --            --         500,000           500
June 2002, shares issued in exchange
    for consulting services (Note 5)          --            --       2,560,000         2,560
June 2002, shares issued in exchange
    for rental services (Note 5) ...          --            --          60,000            60
July 2002, sale of common stock ....          --            --         580,000           580
September 2002, sale of common
     stock .........................          --            --       1,350,000         1,350
September 2002, shares issued in
     exchange for consulting
     services (Note 5) .............          --            --         300,000           300
October 2002, sale of common stock .          --            --       2,354,684         2,355
November 2002, sale of common stock           --            --         500,000           500
December 2002, sale of common stock           --            --         925,000           925
December 2002, shares issued to
    officers and directors in
    exchange for services
    (Note 2) .......................          --            --         625,000           625
December 2002, shares issued in
    exchange for consulting
    services (Note 5) ..............          --            --         125,000           125
Net loss ...........................          --            --            --            --
                                       -----------   -----------   -----------   -----------
          Balance, December 31, 2002          --     $      --      46,967,808   $    46,968
                                       ===========   ===========   ===========   ===========


                        See accompanying notes to financial statements


                      HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                 Statement of Changes in Shareholders' Deficit


                                                       Deficit
                                                     Accumulated
                                        Additional      During
                                         Paid-In     Development
                                         Capital        Stage          Total
                                       -----------   -----------    -----------
May 2002, shares issued to
    shareholders in exchange for
    consulting services (Note 2) ...        36,000          --           37,500
June 2002, sale of common stock ....       233,300          --          246,400
June 2002, shares issued to attorney
    in exchange for legal services
    (Note 5) .......................        13,500          --           14,000
June 2002, shares issued in exchange
    for consulting services (Note 5)        82,840          --           85,400
June 2002, shares issued in exchange
    for rental services (Note 5) ...         1,740          --            1,800
July 2002, sale of common stock ....        13,920          --           14,500
September 2002, sale of common
     stock .........................        32,400          --           33,750
September 2002, shares issued in
     exchange for consulting
     services (Note 5) .............        14,700          --           15,000
October 2002, sale of common stock .        58,801          --           61,156
November 2002, sale of common stock         27,000          --           27,500
December 2002, sale of common stock         50,825          --           51,750
December 2002, shares issued to
    officers and directors in
    exchange for services
    (Note 2) .......................        49,375          --           50,000
December 2002, shares issued in
    exchange for consulting
    services (Note 5) ..............         9,875          --           10,000
Net loss ...........................          --        (493,440)      (493,440)
                                       -----------   -----------    -----------
          Balance, December 31, 2002   $ 2,539,636   $(3,030,528)   $  (443,924)
                                       ===========   ===========    ===========


                 See accompanying notes to financial statements

                                   F-8(Con't)


                                  HYDRO ENVIRONMENTAL RESOURCES, INC.
                                     (A Development Stage Company)
                                        Statements of Cash Flow


                                                                                         November 10,
                                                                                            1998
                                                              For the Year Ended         Inception)
                                                                  December 31,            Through
                                                          --------------------------     December 31,
                                                              2002           2001           2002
                                                          -----------    -----------     -----------
Cash flows from operating activities:
     Net loss .........................................   $  (493,440)   $(2,233,422)    $(3,030,528)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization ................         5,262          4,411          14,173
         Stock-based compensation .....................       530,950      1,443,813       1,974,513
         Gain on settlement of debt ...................      (309,004)          --          (309,004)
         Services contributed by officers (Note 2) ....          --             --            12,000
         Office space and use of equipment
            contributed by the president (Note 2) .....          --           12,000          25,000
         Changes in operating liabilities:
            Accounts payable and accrued liabilities ..        16,629        141,513         185,370
                                                          -----------    -----------     -----------
                    Net cash used in
                         operating activities .........      (249,603)      (631,685)     (1,128,476)
                                                          -----------    -----------     -----------

Cash flows from investing activities:
    Purchases of equipment ............................       (13,038)        (4,727)        (17,765)
                                                          -----------    -----------     -----------
                    Net cash used in
                        financing activities ..........       (13,038)        (4,727)        (17,765)
                                                          -----------    -----------     -----------

Cash flows from financing activities:
    Capital contributions from the president (Note 2) .          --             --             4,910
    Proceeds from advances from the Company's
       president (Note 2) .............................         4,500         36,394         238,178
    Repayment of advances from the president (Note 2) .          --             --           (23,099)
    Proceeds from advances from the Company's
       shareholders (Note 2) ..........................       143,510        425,457         568,967
    Repayment of advances from shareholders (Note 2)  .      (226,916)
    Proceeds from notes and loans convertible
       to common stock (Note 4) .......................        75,000        208,000         283,000
    Repayment of convertible notes and loans ..........      (150,000)          --        .(150,000)
    Proceeds from sale of common stock ................       451,056         29,500         556,106
    Payment of offering costs .........................          --             --            (1,925)
                                                          -----------    -----------     -----------
                    Net cash provided by
                         financing activities .........       297,150        630,191       1,180,061
                                                          -----------    -----------     -----------

                        Net change in cash ............        34,509         (6,221)         33,820

Cash, beginning of period .............................           311          6,532            --
                                                          -----------    -----------     -----------

Cash, end of period ...................................   $    34,820    $       311     $    33,820
                                                          ===========    ===========     ===========
Supplemental disclosure of cash flow information:
    Income taxes ......................................   $      --      $      --       $      --
                                                          ===========    ===========     ===========

    Interest ..........................................   $      --      $      --       $      --
                                                          ===========    ===========     ===========

Non-cash financing activities:
     Common stock issued in exchange for patent
        interests and rights (Note 2) .................   $      --      $      --       $   (15,000)
                                                          ===========    ===========     ===========


                            See accompanying notes to financial statements

                                                  F-9

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

Basis of presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company that is in default on certain loans at December 31, 2002 and has suffered significant operating losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          Notes to Financial Statements


Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2002.

Property, equipment and depreciation

Property and equipment is stated at cost and is depreciated over its estimated useful life using the straight-line method.

Upon retirement or disposition of the furniture and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Intangible assets

Intangible assets are stated net of accumulated amortization and include the patent application rights and interests to the proprietary technology and processes involving the ECHFR valued at $15,000. The $15,000 is amortized on a straight-line basis over five years. Amortization expense for the years ended December 31, 2002 and 2001, and for the period from November 10, 1998 (inception) through December 31, 2002 totaled $3,000, $3,000, and $10,500, respectively.

Impairments on long-lived assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

Loss per share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. The Company has a simple capital structure for all periods presented; therefore, basic and diluted losses per share at December 31, 2002 and 2001 are equal.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          Notes to Financial Statements


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

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. Pro forma disclosures are not included in the accompanying financial statements as there were no employee stock-based compensation arrangements as of December 31, 2002.

(2)      Related Party Transactions

During the year ended December 31, 2002, the Company issued 3,125,000 shares of its common stock to officers and directors of the Company in exchange for administrative, engineering, public relations, marketing, and other consulting services. The market value of the common stock ranged from $.03 to $.08 per share. Stock-based compensation expense of $112,500 was recognized in the accompanying financial statements for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 5,521,337 shares of its common stock to shareholders of the Company in exchange for engineering, public relations, marketing, and other consulting services. The market value of the common stock ranged from $.03 to $.05 per share. Stock-based compensation expense of $178,567 was recognized in the accompanying financial statements for the year ended December 31, 2002.

During the year ended December 31, 2001, shareholders advanced the Company $425,457 for working capital. The advances do not carry an interest rate and are due on demand. The Company repaid $69,160 as of December 31, 2001 leaving a remaining balance of $365,297 owed at December 31, 2001. During the year ended December 31, 2002, the shareholder advanced the Company an additional $75,000.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          Notes to Financial Statements


The Company settled repayment of the advances during 2002 for total payments of $226,916, resulting in a gain of $265,641. The $265,641 gain is included in the accompanying financial statements as Gain on Settlement of Debt.

During the years ended December 31, 2002, 2001, 2000 and 1999, an officer loaned the Company $4,500, $24,777, $134,559, and $53,600, respectively, for working capital. The loans bear interest at six percent and are due on demand. As of December 31, 2002, the Company had repaid $23,099. As of December 31, 2002, accrued interest receivable on the advances totaled $32,402. The $226,739 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to former officer.

On March 11, 2002, a shareholder loaned the Company $75,000 in exchange for a promissory note. The note is interest-free and matures on March 11, 2004. The notes may be converted into shares of the Company's common stock at the discretion of both parties.

The president provided office space to the Company at no charge from inception through December 31, 2001. The office space was valued at $500 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

During the periods from inception through December 31, 2001, the president contributed the use of office equipment to the Company. The use of equipment was valued at $500 per month and is included in the accompanying financial statements as office expense with a corresponding credit to additional paid-in capital.

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          Notes to Financial Statements


(3)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                         December 31,
                                               --------------------------------
                                                  2002                  2001
                                               ----------            ----------
U.S. fedreal statutory graduated rate.......     34.00%                34.00%
Permanent differences.......................      0.00%                -0.27%
Net operating loss for which no tax
  benefit is currently available............    -34.00%               -33.73%
                                               ----------            ----------
                                                  0.00%                 0.00%
                                               ==========            ==========

At December 31, 2002, deferred taxes consisted of a net tax asset of $1,022,356, due to operating loss carryforwards of $2,993,528, which was fully allowed for, in the valuation allowance of $1,022,356. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2002 and 2001 totaled $167,770 and $753,469. Net operating loss carryforwards will expire through 2022.

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

(4)      Notes Payable

Convertible promissory notes

During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. The notes were as follows:


Note payable to individual, dated February 12, 2001,
  interest rate at 8.00 percent, maturing August 5, 2001.......  $   5,000
Note payable to individual, dated February 12, 2001,
  interest rate at 8.00 percent, maturing August 5, 2001.......  $   5,000
Note payable to individual, dated February 12, 2001,
  interest rate at 8.00 percent, maturing August 5, 2001.......  $   5,000
Note payable to individual, dated February 12, 2001,
  interest rate at 8.00 percent, maturing August 5, 2001.......  $   5,000
Note payable to individual, dated February 12, 2001,
  interest rate at 8.00 percent, maturing August 5, 2001.......  $   5,000
                                                                 ---------
                                                                 $  25,000
                                                                 =========


On May 17, 2001, the Company issued 125,000 shares of its restricted common stock to promissory note holders as debt issue costs for the notes. The market value of the common stock on the transaction date was $.21 per share. Debt issue costs of $26,250 were recognized in the accompanying financial statements as interest expense for the year ended December 31, 2001. Interest expense of $2,000 and $28,000 (including $26,250 of debt issue costs) was recognized in the accompanying financial statements for the years ended December 31, 2002 and 2001, respectively.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          Notes to Financial Statements


Each $5,000 note is convertible into 125,000 shares of the Company's $.001 par value common stock.

The notes have been in default since August 6, 2001.

(5)      Shareholders' Deficit

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2002.

Common stock

Share sold for cash
-------------------

During December 2002, the Company sold 925,000 shares of its common stock for $51,750 ($.06 per share).

During November 2002, the Company sold 500,000 shares of its common stock for $27,500 ($.06 per share).

During October 2002, the Company sold 2,354,684 shares of its common stock for $61,156 ($.03 per share).

During September 2002, the Company sold 1,350,000 shares of its common stock for $33,750 ($.03 per share).

During July 2002, the Company sold 580,000 shares of its common stock for $14,500 ($.03 per share).

During June 2002, the Company sold 13,100,000 shares of its common stock for $246,400 ($.02 per share).

During May 2002, the Company sold 1,750,000 shares of its common stock for $16,000 ($.01 per share).

During February 1999, the Company offered for sale 11,300,000 shares of its $.001 par value common stock for $.001 per share pursuant to an exemption from registration claimed under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company sold all 11,300,000 shares for net proceeds of $9,375, after deducting offering costs totaling $1,925.

Reverse stock split
-------------------

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          Notes to Financial Statements


Stock-based compensation
------------------------

During the year ended December 31, 2002, the Company issued 4,213,663 shares of its common stock to unrelated third parties in exchange for administrative, marketing, public relations, engineering, and other consulting services. The market value of the common stock ranged from $.03 to $.08 per share. Stock-based compensation expense of $181,083 was recognized in the accompanying financial statements for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 1,600,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock ranged from $.03 to $.05 per share. Stock-based compensation expense of $57,000 was recognized in the accompanying financial statements for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 60,000 shares of its common stock to an unrelated third party in exchange for rental services. The market value of the common stock on the date of the transaction was $.03 per share. Stock-based compensation expense of $1,800 was recognized in the accompanying financial statements for the year ended December 31, 2002.

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          Notes to Financial Statements


(6)      Commitments and Contingencies

Office lease

The Company entered into an operating lease for office space on December 4, 2002. The lease commenced January 1, 2003 and expires December 31, 2005. Minimum monthly payments range from $1,490 to $1,580 over the term of the lease. Future minimum lease payments are as follows:

December 31,
   2003.................................  $  17,880
   2004.................................     18,420
   2005.................................     18,960
                                          ---------
                                          $  55,260
                                          =========

(7)      Stock Purchase Agreement

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

On March 13, 2002, the Company entered into a settlement agreement with PowerTek for the debt and accrued interest owed by the Company to PowerTek (see Note 8). In accordance with the settlement agreement, the Company paid PowerTek $150,000 against the debt and PowerTek forgave the remaining balance due of $43,363. The 43,363 is included in the accompanying financial statements as Gain on Settlement of Debt.

(8)      Subsequent events

During January and February 2003, the Company sold 664,287 shares of its common stock for $25,000 ($.04 per share).

During January 2003, the Company issued 520,000 shares of its common stock to unrelated third parties in exchange for consulting services. The market value of the common stock on the transaction date was $.08 per share. The transaction resulted in stock-based compensation expense totaling $41,600.

    CERTIFICATE PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, David Rosenberg, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Hydro Environmental Resources, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 15, 2003


/s/ David Rosenberg
-------------------
David Rosenberg, Director, President, and Chief Executive Officer
Hydro Environmental Resources, Inc.

    CERTIFICATE PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, David V. Harmsen, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Hydro Environmental Resources, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 15, 2003


/s/ David V. Harmsen
--------------------
David V. Harmsen, Chief Financial Officer
Hydro Environmental Resources, Inc.

                                  EXHIBIT LIST


Exhibit No.    Description
-----------    -----------

3.1 Articles of Incorporation (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2001).

3.2 Bylaws (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2001).

3.3 Articles of Merger (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2001).

4.1 Form of common stock certificate (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 22, 2000).

10.1 Stock Purchase Agreement dated June 29, 2001, with PowerTek Holdings LTD (incorporated by reference to Appendix E to the Proxy Statement filed with the Securities and Exchange Commission July 16, 2001).

10.2 Lease Agreement dated December 4, 2002, with Pacific NW Properties Limited Partnership.

10.3           Consulting Agreement dated May 22, 2002, with David Rosenberg.

10.4           2002 Stock Incentive Plan.

10.5           Form of Award Agreement under 2002 Stock Incentive Plan.

10.6           Assignment dated January 15, 2003, from David Youngblood.

23             Consent of Cordovano and Harvey, P.C.

99.1 Certification of David Rosenberg pursuant to 18 U.S.C.ss. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of David Harmsen pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.