Form 10QSB
period 2003-03-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2003-05-15
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: March 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Common                                     51,793,878
     ------                                     ----------
     Class                     Number of shares outstanding at April 30, 2003


                    This document is comprised of 11 pages.

FORM 10-QSB
1ST QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

Condensed balance sheet - March 31, 2003 (unaudited)........................  3

Condensed statements of operations - Three months ended
     March 31, 2003 (unaudited) and 2002 (unaudited), and
     November 10, 1998 (inception) through March 31, 2003 (unaudited).......  4

Condensed statements of cash flows - Three months ended March 31, 2003
     (unaudited) and 2002 (unaudited), and November 10, 1998 (inception)
     through March 31, 2003 (unaudited).....................................  5

Notes to condensed financial statements (unaudited).........................  6

Item 2.  Plan of operation..................................................  9


PART II - OTHER INFORMATION

Item    1.  Legal Proceedings..............................................  10
Item    2.  Changes In Securities..........................................  10
Item    3.  Defaults Upon Senior Securities................................  10
Item    4.  Submission of Matters To A Vote of Security Holders............  10
Item    5.  Other Information..............................................  10
Item    6.  Exhibits and Reports on Form 8-K...............................  10

Signatures.................................................................  11

                      HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)

                                 March 31, 2003

                                     Assets
Current Assets:
    Cash                                                            $    19,817
                                                                    -----------
                  Total current assets                                   19,817

Property and equipment, net                                              12,681
Patent rights and interests, net                                          3,750
                                                                    -----------

                                                                    $    36,248
                                                                    ===========

                      Liabilities and Shareholders' Deficit
Current Liabilities:
    Accounts payable and accrued liabilities                        $   153,313
    Due to former officer (Note 2)                                      229,654
    Notes payable, convertible to common stock (Note 4)                  25,000
    Accrued interest on notes payable (Note 4)                            4,250
    Loan payable, convertible to common stock                            75,000
                                                                    -----------
                  Total current liabilities                             487,217
                                                                    -----------

Shareholders' deficit (Note 5):
    Preferred stock                                                        --
    Common stock                                                         49,127
    Additional paid-in capital                                        2,639,077
    Deficit accumulated during development stage                     (3,139,173)
                                                                    -----------

                  Total shareholders' deficit                          (450,969)
                                                                    -----------

                                                                    $    36,248
                                                                    ===========


            See accompanying notes to condensed financial statements


                           HYDRO ENVIRONMENTAL RESOURCES, INC.
                               (A Development Stage Company)
                            Condensed Statements of Operations
                                       (Unaudited)



                                                                               November 10,
                                                                                  1998
                                                For the Three Months Ended     (Inception)
                                                        March 31,                Through
                                               ----------------------------      March 31,
                                                   2003            2002            2003
                                               ------------    ------------    ------------
Operating expenses:
    Research and development                   $       --      $       --      $    114,196
    General and administrative:
       Stock-based compensation:
          Consulting services (Note 5):
             Officers and directors                    --              --           112,500
             Shareholders                              --           951,067         178,567
             Other                                   41,600         136,433       1,425,496
          Legal services                               --           205,000         235,000
          Other                                        --              --            39,300
       Related parties                                 --             1,500          37,000
       Compensation                                  34,532            --           230,815
       Professional and consulting services           4,150          37,341         439,763
       Other                                         24,948          18,700         559,960
                                               ------------    ------------    ------------

                    Total operating expenses        105,230       1,350,041       3,372,597
                                               ------------    ------------    ------------

                    Loss from operations           (105,230)     (1,350,041)     (3,372,597)

Non-operating income:
    Gain on debt settlements                           --            43,363         309,004
    Other                                              --               300           1,300
Interest expense:
    Related parties (Note 2)                         (2,915)         (2,848)        (35,317)
    Amortization of debt issue costs                   --              --           (26,250)
    Other                                              (500)           (500)        (15,313)
                                               ------------    ------------    ------------

                    Loss before income taxes       (108,645)     (1,309,726)     (3,139,173)

Income tax provision (Note 3)                          --              --              --
                                               ------------    ------------    ------------

                    Net loss                   $   (108,645)   $ (1,309,726)   $ (3,139,173)
                                               ============    ============    ============


Basic and diluted loss per share               $      (0.00)   $      (0.09)
                                               ============    ============
Basic and diluted weighted average
    common shares outstanding                    48,547,591      15,313,882
                                               ============    ============


                 See accompanying notes to condensed financial statements


                               HYDRO ENVIRONMENTAL RESOURCES, INC.
                                  (A Development Stage Company)
                               Condensed Statements of Cash Flows
                                          (Unaudited)



                                                                                      November 10,
                                                                                         1998
                                                        For the Three Months Ended    (Inception)
                                                                 March 31,              Through
                                                        --------------------------     March 31,
                                                            2003           2002           2003
                                                        -----------    -----------    -----------
                      Net cash used in
                         operating activities           $   (75,003)   $   (45,828)   $(1,203,479)
                                                        -----------    -----------    -----------

Cash flows from investing activities:
    Purchases of equipment                                     --             --          (17,765)
                                                        -----------    -----------    -----------
                      Net cash used in
                         financing activities                  --             --          (17,765)
                                                        -----------    -----------    -----------

Cash flows from financing activities:
    Capital contributions from the president                   --             --            4,910
    Proceeds from advances from the Company's
       president                                               --             --          238,178
    Repayment of advances from the president (Note 2)          --             --          (23,099)
    Proceeds from advances from the Company's
       shareholders                                            --           68,510        568,967
    Repayment of advances from shareholders (Note 2)           --          (22,900)      (296,076)
    Proceeds from notes and loans convertible
       to common stock                                         --          150,000        283,000
    Repayment of convertible notes and loans                   --         (150,000)      (150,000)
    Proceeds from sale of common stock (Note 5)              60,000           --          616,106
    Payment of offering costs                                  --             --           (1,925)
                                                        -----------    -----------    -----------
                      Net cash provided by
                         financing activities                60,000         45,610      1,240,061
                                                        -----------    -----------    -----------

                         Net change in cash                 (15,003)          (218)        18,817

Cash, beginning of period                                    34,820            311           --
                                                        -----------    -----------    -----------

Cash, end of period                                     $    19,817    $        93    $    18,817
                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes                                        $      --      $      --      $      --
                                                        ===========    ===========    ===========
    Interest                                            $      --      $      --      $      --
                                                        ===========    ===========    ===========

Non-cash financing activities:
    Common stock issued in exchange for patent
       interests and rights                             $      --      $      --      $   (15,000)
                                                        ===========    ===========    ===========


                    See accompanying notes to condensed financial statements

                                                5

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation

         The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 2002 and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year.

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

Note 2:  Related party transactions

         In prior years, a former officer loaned the Company $217,436 for working capital. The loans bear interest at six percent and are due on demand. As of March 31, 2003, the Company had repaid $23,099. As of March 31, 2003, accrued interest payable on the advances totaled $35,317. The $229,654 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to former officer.

Note 3:  Intangible assets

         Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

                      Patent rights              $ 15,000
                      Accumulated amortization    (11,250)
                                                 --------
                                                 $  3,750
                                                 ========

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 4:  Notes payable

         During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. Interest expense of $500 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2003. Accrued interest payable on the notes totaled $4,250 as of March 31, 2003.

         The notes were in default as of March 31, 2003.

Note 5:  Common stock

         During January 2003, the Company issued 520,000 shares of its common stock to unrelated third parties in exchange for public relations and business planning services. The market value of the common stock on the transaction date was $.08 per share. Stock-based compensation expense of $41,600 was recognized in the accompanying financial statements for the three months ended March 31, 2003.

         On January 17, 2003, the Company sold 285,715 shares of its common stock for $10,000 ($.035 per share).

         On January 30, 2003, the Company sold 500,000 shares of its common stock for $20,000 ($.04 per share).

         On February 21, 2003, the Company sold 395,358 shares of its common stock for $15,000 ($.038 per share).

         On March 18, 2003, the Company sold 125,000 shares of its common stock for $5,000 ($.04 per share).

         On March 31, 2003, the Company sold 333,333 shares of its common stock for $10,000 ($.03 per share).

         Following is a statement of changes in shareholders' deficit for the three months ended March 31, 2003:

                                                                                                        Deficit
                                                                                                      Accumulated
                                      Preferred Stock              Common stock          Additional   During the
                                -------------------------   -------------------------     Paid-in     Development
                                   Shares      Par Value       Shares      Par Value      Capital        Stage          Total
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, January 1, 2003               --     $      --      46,967,808   $    46,968   $ 2,539,636   $(3,030,528)   $  (443,924)
Shares issued in exchange for
  consulting services                  --            --         520,000           520        41,080          --           41,600
Sale of common stock                   --            --       1,639,406         1,639        58,361          --           60,000
Net loss for the three months
  ended March 31, 2003                 --            --            --            --            --        (108,645)      (108,645)
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------
      Balance, March 31, 2003          --     $      --      49,127,214   $    49,127   $ 2,639,077   $(3,139,173)   $  (450,969)
                                ===========   ===========   ===========   ===========   ===========   ===========    ===========

                                       7

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 6:  Income taxes

         The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Note 7:  Subsequent events

         During April 2003, the Company sold 2,666,664 shares of its common stock for $70,000 ($.026 per share). Following the sale, the Company's issued and outstanding common stock totaled 51,793,878.

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

We plan to satisfy our cash requirements, over the next twelve months, through cash infusions from our officers and principal shareholders, in exchange for restricted stock. However, we will need to raise additional capital in the next twelve months. Our management is considering the following options:

(a)  a private offering and sale of our common stock;
(b)  a public offering and sale of our common stock;
(c)  a combination of private and public sale of our common stock;
(d)  debt financings from officers, shareholders and unrelated third parties.

As of March 31, 2003, all cash infusions from the former president and other related parties have been classified as liabilities in the accompanying condensed balance sheet.

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

PART II - OTHER INFORMATION

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

ITEM 1 - LEGAL PROCEEDINGS

     No response required.

ITEM 2  - CHANGES IN SECURITIES

     During January 2003, the Company issued 520,000 shares of its common stock to unrelated third parties in exchange for public relations and business planning services. The market value of the common stock on the transaction date was $.08 per share. Stock-based compensation expense of $41,600 was recognized in the accompanying financial statements for the three months ended March 31, 2003.

     On January 17, 2003, the Company sold 285,715 shares of its common stock for $10,000 ($.035 per share).

     On January 30, 2003, the Company sold 500,000 shares of its common stock for $20,000 ($.04 per share).

     On February 21, 2003, the Company sold 395,358 shares of its common stock for $15,000 ($.038 per share).

     On March 18, 2003, the Company sold 125,000 shares of its common stock for $5,000 ($.04 per share).

     On March 31, 2003, the Company sold 333,333 shares of its common stock for $10,000 ($.03 per share).

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a). Exhibits:

          1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CEO

          2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CFO

     (b)  Reports on Form 8-K:

               No response required.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Hydro Environmental Resources, Inc.
                                           (Registrant)


DATE: May 12, 2003                         BY: /s/ David Rosenberg
                                           -----------------------
                                           David Rosenberg, President

                     CERTIFICATE PURSUANT TO SECTION 302(a)
                        OF THE SARBANES-OXLEY ACT OF 2002


I, David Rosenberg, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Hydro Environmental Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ David Rosenberg
-------------------
David Rosenberg, Director, President, and Chief Executive Officer
Hydro Environmental Resources, Inc.

                     CERTIFICATE PURSUANT TO SECTION 302(a)
                        OF THE SARBANES-OXLEY ACT OF 2002


I, David V. Harmsen, certify that:

1. I have reviewed this Quarterly Report on Form 10-KSB of Hydro Environmental Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


/s/ David V. Harmsen
--------------------
David V. Harmsen, Chief Financial Officer
Hydro Environmental Resources, Inc.