Form 10KSB/A
period 2002-12-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2003-06-04
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-KSB
                                (Amendment No. 1)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                      For the year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the transition period from _____ to ______

                        Commission file number 000-27825


                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                               73-1552304
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       2903 N.E. 109th Avenue, Suite D
                          Vancouver, Washington                    98682
                   --------------------------------------         --------
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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

The Annual Report on Form 10-KSB for fiscal year ended December 31, 2002 filed by Hydro Environmental Services, Inc. (the "Company") on April 15, 2003 is amended as follows:

     1. Item 7 captioned "Financial Statements" of Part II of the Annual Report on Form 10-KSB is amended in its entirety as follows:

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 13 of Part IV of this Annual Report on Form 10-KSB.

     2. Item 13 captioned "Exhibits and Reports on Form 8-K" of Part II of the Annual Report on Form 10-KSB is amended in its entirety as follows (except that Exhibits 10.2 through 99.2 are not being refiled herewith):

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

         10.5       Form of Award Agreement under 2002 Stock Incentive Plan.

         10.6       Assignment dated January 15, 2003, from David Youngblood.

         23         Consent of Cordovano and Harvey, P.C.

         99.1 Certification of David Rosenberg pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of David Harmsen pursuant to 18 U.S.C.ss. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.3 Certification of David Rosenberg pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.4 Certification of David Harmsen pursuant to 18 U.S.C.ss. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HYDRO ENVIRONMENTAL RESOURCES, INC.


                                            By:  /s/  David Rosenberg
                                               ---------------------------------
                                                      David Rosenberg, Director,
                                                      President, and Chief
                                                      Executive Officer
                                            Dated:  May 15, 2003

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

10.6                Assignment dated January 15, 2003, from David Youngblood.

23                  Consent of Cordovano and Harvey, P.C.

99.1                Certification of David Rosenberg pursuant to 18 U.S.C.ss.
                    1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of David Harmsen pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3                Certification of David Rosenberg pursuant to 18 U.S.C.ss.
                    1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification of David Harmsen pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                          Index to Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Auditors..........................................    F-2

Balance Sheet at December 31, 2002......................................    F-3

Statements of Operations for the years ended December 31, 2002 and 2001 and for the period from November 10, 1998
         (inception) through December 31, 2002..........................    F-4

Statement of Changes in Shareholders' Deficit for the period from
         November 10, 1998 (inception) through December 31, 2002........    F-5

Statementof Cash Flows for the years ended December 31, 2002 and
         2001 and for the period from November 10, 1998 (inception)
         through December 31, 2002......................................    F-9

Notes to Financial Statements ..........................................   F-10

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




/s/  Cordovano and Harvey, P.C.
----------------------------------
     Cordovano and Harvey, P.C.
     Denver, Colorado
     March 31, 2003



                                     HYDRO ENVIRONMENTAL RESOURCES, INC.
                                        (A Development Stage Company)
                                                Balance Sheet

                                              December 31, 2002


                                                   Assets
Cash........................................................................................   $    34,820
Property and equipment, net of $213,753 of accumulated depreciation (Note 1) ...............        14,092
Patent rights and interests, net of $10,500 of accumulated amortization (Note 2) ...........         4,500
                                                                                               -----------
                                                                                               $    53,412
                                                                                               ===========
                      Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities....................................................   $   166,847
Due to former officer (Note 2) .............................................................       226,739
Notes payable, convertible to common stock (Note 4) ........................................        25,000
Accrued interest on notes payable (Note 4) .................................................         3,750
Loan payable, convertible to common stock (Note 2) .........................................        75,000
                                                                                               -----------
                  Total liabilities ........................................................       497,336
                                                                                               -----------

Shareholders' deficit (Note 5):
         Preferred stock, $.001 par value; 5,000,000 shares authorized, -0- issued and
              outstanding ..................................................................          --
         Common stock, $.001 par value; 500,000,000 shares authorized, 46,967,808
              shares issued and outstanding ................................................        46,968
         Additional paid-in capital ........................................................     2,539,636
         Deficit accumulated during development stage ......................................    (3,030,528)
                                                                                               -----------
                  Total shareholders' deficit ..............................................      (443,924)
                                                                                               -----------
                                                                                               $    53,412
                                                                                               ===========


See accompanying notes to financial statements.

                                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                                          (A Development Stage Company)
                                            Statements of Operations


                                                                                                  November 10,
                                                                                                     1998
                                                                                                  (Inception)
                                                                  For the Years Ended December       Through
                                                                               31,                December 31,
                                                                  ----------------------------    ------------
                                                                      2002            2001            2002
                                                                  ------------    ------------    ------------
Operating expenses:
       Research and development ...............................   $       --      $     33,315    $    114,196
       General and administrative:
         Stock-based compensation:
           Consulting services (Notes 2 and 5):
                  Officers and directors ......................        112,500            --           112,500
                  Shareholders ................................        178,567            --           178,567
                  Other .......................................        181,083       1,202,063       1,383,896
           Legal services (Note 5) ............................         57,000         178,000         235,000
           Other (Note 5) .....................................          1,800          37,500          39,300
         Related parties (Note 2) .............................           --            12,000          37,000
         Compensation .........................................         66,931         129,352         196,283
         Professional and consulting services .................         95,760         326,508         435,613
         Other ................................................         95,443         266,674         535,012
                                                                  ------------    ------------    ------------

                           Total operating expenses ...........        789,084       2,185,412       3,267,367
                                                                  ------------    ------------    ------------
                           Loss from operations ...............       (789,084)     (2,185,412)     (3,267,367)

Non-operating income:
     Gain on debt settlements (Notes 2 and 7) .................        309,004            --           309,004
     Other ....................................................            300           1,000           1,300
Interest expense:
     Related parties (Note 2) .................................        (11,660)        (10,647)        (32,402)
     Amortization of debt issue costs (Note 4) ................           --           (26,250)        (26,250)
     Other ....................................................         (2,000)        (12,113)        (14,813)
                                                                  ------------    ------------    ------------

                           Loss before income taxes ...........       (493,440)     (2,233,422)     (3,030,528)
                                                                  ------------    ------------    ------------

Income tax provision (Note 3) .................................           --              --              --

                           Net loss ...........................   $   (493,440)     (2,233,422)   $ (3,030,528)
                                                                  ============    ============    ============

Basic and diluted loss per share .............................   $      (0.02)   $      (0.31)
                                                                  ============    ============
Basic and diluted weighted average common shares
     outstanding ..............................................     26,114,959       7,098,661
                                                                  ============    ============

See accompanying notes to financial statements.

                            HYDRO ENVIRONMENTAL RESOURCES, INC.
                               (A Development Stage Company)
                       Statement of Changes in Shareholders' Deficit



                                             Preferred Stock            Common Stock
                                         -----------------------   -----------------------
                                           Shares     Par Value      Shares      Par Value
                                         ----------   ----------   ----------   ----------
Balance, November 10, 1998 (inception)         --     $     --           --     $     --
Office space contributed by the
    president (Note 2) ...............         --           --           --           --
Net loss .............................         --           --           --           --
                                         ----------   ----------   ----------   ----------
    Balance, December 31, 1998 .......         --           --           --           --

February 1999, sale of common stock
    to officer and affiliates for cash
    ($.001/share) (Note 2) ...........         --           --      4,250,000        4,250
February 1999, sale of common stock,
    net of $1,925 of offering costs
    ($.001/share) (Note 5) ...........         --           --     11,300,000       11,300
March 1999, capital contribution by
    the president (Note 2) ...........         --           --           --           --
May 1999, expenses paid by the
    president on behalf of the
    Company (Note 2) .................         --           --           --           --
June 1999, shares issued in exchange
    for patent interest and rights
    ($.00l/share) (Note 2) ...........         --           --     15,000,000       15,000
July 1999, shares issued in exchange
    for financial advisory agreement
    ($.00l/share) (Note 5) ...........         --           --        750,000          750
Office space and use of equipment
    contributed by the president
    (Note 2) .........................         --           --           --           --
Net loss .............................         --           --           --           --
                                         ----------   ----------   ----------   ----------
  Balance, December 31, 1999 .........         --           --     31,300,000       31,300


                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit
                                   (Continued)


                                                           Deficit
                                                        Accumulated
                                         Additional        During
                                          Paid-In        Development
                                          Capital           Stage       Total
                                         ----------    ----------    ----------
Balance, November 10, 1998 (inception)   $     --      $     --      $     --
Office space contributed by the
    president (Note 2) ...............        1,000          --           1,000
Net loss .............................         --          (1,010)       (1,010)
                                         ----------    ----------    ----------
    Balance, December 31, 1998 .......        1,000        (1,010)          (10)

February 1999, sale of common stock
    to officer and affiliates for cash
    ($.001/share) (Note 2) ...........         --            --           4,250
February 1999, sale of common stock,
    net of $1,925 of offering costs
    ($.001/share) (Note 5) ...........       (1,925)         --           9,375
March 1999, capital contribution by
    the president (Note 2) ...........        3,210          --           3,210
May 1999, expenses paid by the
    president on behalf of the
    Company (Note 2) .................        1,700          --           1,700
June 1999, shares issued in exchange
    for patent interest and rights
    ($.00l/share) (Note 2) ...........         --            --          15,000
July 1999, shares issued in exchange
    for financial advisory agreement
    ($.00l/share) (Note 5) ...........         --            --             750
Office space and use of equipment
    contributed by the president
    (Note 2) .........................       12,000          --          12,000
Net loss .............................         --         (78,517)      (78,517)
                                         ----------    ----------    ----------
  Balance, December 31, 1999 .........       15,985       (79,527)      (32,242)


See accompanying notes to financial statements.

                                   F-5(Con't)



                                 HYDRO ENVIRONMENTAL RESOURCES, INC.
                                    (A Development Stage Company)
                            Statement of Changes in Shareholders' Deficit



                                                 Preferred Stock              Common Stock
                                            -------------------------   --------------------------
                                               Shares      Par Value      Shares        Par Value
                                            -----------   -----------   -----------    -----------
July 2000, sale of common stock .........          --            --       1,000,000          1,000
Office space and use of equipment
    contributed by the president (Note 2)          --            --            --             --
Net loss ................................          --            --            --             --
                                            -----------   -----------   -----------    -----------
Balance, December 31, 2000 ..............          --            --      32,300,000         32,300

March 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) ...................          --            --         200,000            200
May 2001, shares issued as debt
    issue costs related to promissory
    notes (Note 4) ......................          --            --         125,000            125
May 2001, shares issued in exchange
    for consulting services (Note 5) ....          --            --       1,280,078          1,280
May 2001, shares gifted to a
    shareholder (Note 5) ................          --            --         150,000            150
June 2001, sale of common stock .........          --            --         590,000            590
Reverse stock split through Plan of
    Merger (Note 5) .....................          --            --     (27,716,050)       (27,716)
August 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) ...................          --            --         200,000            200
September 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) ...................          --            --          50,000             50
September 2001, shares issued to
    shareholders in exchange for
    consulting services (Note 2) ........          --            --       1,000,000          1,000
October 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) ...................          --            --         300,000            300

October 2001, shares issued in exchange





                          HYDRO ENVIRONMENTAL RESOURCES, INC.
                             (A Development Stage Company)
                     Statement of Changes in Shareholders' Deficit
                                      (Continued)



                                                            Deficit
                                                          Accumulated
                                             Additional      During
                                              Paid-In     Development
                                              Capital        Stage          Total
                                            -----------   -----------    -----------
July 2000, sale of common stock .........        59,000          --           60,000
Office space and use of equipment
    contributed by the president (Note 2)        12,000          --           12,000
Net loss ................................          --        (224,139)      (224,139)
                                            -----------   -----------    -----------
Balance, December 31, 2000 ..............        86,985      (303,666)      (184,381)

March 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) ...................        51,800          --           52,000
May 2001, shares issued as debt
    issue costs related to promissory
    notes (Note 4) ......................        26,125          --           26,250
May 2001, shares issued in exchange
    for consulting services (Note 5) ....       304,918          --          306,198
May 2001, shares gifted to a
    shareholder (Note 5) ................        37,350          --           37,500
June 2001, sale of common stock .........        28,910          --           29,500
Reverse stock split through Plan of
    Merger (Note 5) .....................        27,716          --             --
August 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) ...................        49,800          --           50,000
September 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) ...................         9,950          --           10,000
September 2001, shares issued to
    shareholders in exchange for
    consulting services (Note 2) ........       199,000          --          200,000
October 2001, shares issued to
    attorney in exchange for legal
    services (Note 5) ...................        65,700          --           66,000

October 2001, shares issued in exchange

                                   F-6(Con't)



                                    HYDRO ENVIRONMENTAL RESOURCES, INC.
                                       (A Development Stage Company)
                               Statement of Changes in Shareholders' Deficit



                                                      Preferred Stock                Common Stock
                                                 --------------------------    -------------------------
                                                    Shares       Par Value        Shares      Par Value
                                                 -----------   -----------    -----------    -----------
    for consulting services (Note 5) .........          --            --        2,379,096          2,379
November 2001, shares issued in exchange for
    consulting services (Note 5) .............          --            --        1,080,000          1,080
December 2001, shares issued to shareholder in
    exchange for consulting services (Note 2)           --            --          300,000            300
Office space and use of equipment contributed
    by the president (Note 2) ................          --            --             --             --
Net Loss .....................................          --            --             --             --
                                                 -----------   -----------    -----------    -----------
    Balance, December 31, 2001 ...............          --            --       12,238,124         12,238

February 2002, shares issued to attorney in
    exchange for legal services (Note 5)......          --            --          500,000            500
February 2002, shares issued in exchange for
    consulting services (Note 5)..............          --            --        1,478,663          1,479
February 2002, shares issued to shareholder in
    exchange for consulting services (Note 2).          --            --        1,021,337          1,021
March 2002, shares issued to attorney in
    exchange for legal services (Note 5)......          --            --          600,000            600
March 2002, shares issued in exchange for
    consulting services (Note 5) .............          --            --          250,000            250
March 2002, shares issued to shareholder in
    exchange for consulting services (Note 2)           --            --        3,000,000          3,000
Cancellation of common shares.................          --            --         (350,000)           350
May 2002, sale of common stock ...............          --            --        1,750,000          1,750
May 2002, shares issued in exchange for
    consulting services (Note 5) .............          --            --        2,000,000          2,000


                            HYDRO ENVIRONMENTAL RESOURCES, INC.
                               (A Development Stage Company)
                       Statement of Changes in Shareholders' Deficit
                                        (Continued)


                                                                 Deficit
                                                               Accumulated
                                                  Additional      During
                                                   Paid-In     Development
                                                   Capital         Stage         Total
                                                 -----------   -----------    -----------
    for consulting services (Note 5) .........       459,486          --          461,865
November 2001, shares issued in exchange for
    consulting services (Note 5) .............       187,920          --          189,000
December 2001, shares issued to shareholder in
    exchange for consulting services (Note 2).        44,700          --           45,000
Office space and use of equipment contributed
    by the president (Note 2) ................        12,000          --           12,000
Net Loss .....................................          --      (2,233,422)    (2,233,422)
                                                 -----------   -----------    -----------
    Balance, December 31, 2001 ...............     1,592,360    (2,537,088)      (932,490)

February 2002, shares issued to attorney in
    exchange for legal services (Note 5)......        24,500          --           25,000
February 2002, shares issued in exchange for
    consulting services (Note 5)..............        72,454          --           73,933
February 2002, shares issued to shareholder in
    exchange for consulting services (Note 2).        50,046          --           51,067
March 2002, shares issued to attorney in
    exchange for legal services (Note 5)......        17,400          --           18,000
March 2002, shares issued in exchange for
    consulting services (Note 5) .............         6,000          --            6,250
March 2002, shares issued to shareholder in
    exchange for consulting services (Note 2).        87,000          --           90,000
Cancellation of common shares                            350          --             --
May 2002, sale of common stock ...............        14,250          --           16,000
May 2002, shares issued in exchange for
    consulting services (Note 5) .............        51,000          --           53,000


See accompanying notes to financial statements.

                                       F-7 (Con't)



                              HYDRO ENVIRONMENTAL RESOURCES, INC.
                                 (A Development Stage Company)
                         Statement of Changes in Shareholders' Deficit



                                              Preferred Stock              Common Stock
                                         -------------------------   -------------------------
                                           Shares       Par Value      Shares       Par Value
                                         -----------   -----------   -----------   -----------
May 2002, shares issued to
    shareholders in exchange for
    consulting services (Note 2) .....          --            --       1,500,000         1,500
June 2002, sale of common stock ......          --            --      13,100,000        13,100
June 2002, shares issued to attorney
    in exchange for legal services
    (Note 5) .........................          --            --         500,000           500
June 2002, shares issued in exchange
    for consulting services (Note 5) .          --            --       2,560,000         2,560
June 2002, shares issued in exchange
    for rental services (Note 5) .....          --            --          60,000            60
July 2002, sale of common stock ......          --            --         580,000           580
September 2002, sale of common stock .          --            --       1,350,000         1,350
September 2002, shares issued in
    exchange for consulting services
    (Note 5) .........................          --            --         300,000           300
October 2002, sale of common stock ...          --            --       2,354,684         2,355
November 2002, sale of common stock ..          --            --         500,000           500
December 2002, sale of common stock ..          --            --         925,000           925
December 2002, shares issued to
    officers and directors in exchange
    for services (Note 2) ............          --            --         625,000           625
December 2002, shares issues in
    exchange for consulting services
    (Note 5) .........................          --            --         125,000           125
Net loss .............................          --            --            --            --
                                         -----------   -----------   -----------   -----------
    Balance, December 31, 2002 .......          --            --      46,967,808   $    46,968
                                         ===========   ===========   ===========   ===========

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit
                                   (Continued)


                                                         Deficit
                                                       Accumulated
                                          Additional     During
                                           Paid-In     Development
                                           Capital        Stage          Total
                                         -----------   -----------    -----------
May 2002, shares issued to
    shareholders in exchange for
    consulting services (Note 2) .....        36,000          --
June 2002, sale of common stock ......       233,300          --
June 2002, shares issued to attorney
    in exchange for legal services
    (Note 5) .........................        13,500          --
June 2002, shares issued in exchange
    for consulting services (Note 5) .        82,840          --
June 2002, shares issued in exchange
    for rental services (Note 5) .....         1,740          --
July 2002, sale of common stock ......        13,920          --
September 2002, sale of common stock .        32,400          --
September 2002, shares issued in
    exchange for consulting services
    (Note 5) .........................        14,700          --
October 2002, sale of common stock ...        58,801          --
November 2002, sale of common stock ..        27,000          --
December 2002, sale of common stock ..        50,825          --
December 2002, shares issued to
    officers and directors in exchange
    for services (Note 2) ............        49,375          --
December 2002, shares issues in
    exchange for consulting services
    (Note 5) .........................         9,875          --           10,000
Net loss .............................          --        (493,440)      (493,440)
                                         -----------   -----------    -----------
    Balance, December 31, 2002 .......   $ 2,539,636   $(3,030,528)   $  (443,924)
                                         ===========   ===========    ===========

                                    F-8(Con't)



                                   HYDRO ENVIRONMENTAL RESOURCES, INC.
                                      (A Development Stage Company)
                                        Statements of Cash Flows



                                                                                            November 10,
                                                                                               1998
                                                                  For the Year Ended        (Inception)
                                                                     December 31,             Through
                                                              --------------------------    December 31,
                                                                  2002          2001           2002
                                                              -----------    -----------    -----------
    Net Loss ..............................................   $  (493,440)   $(2,233,422)   $(3,030,528)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation and amortization ................         5,262          4,411         14,173
             Stock-based compensation .....................       530,950      1,443,813      1,974,513
             Gain on settlement of debt ...................      (309,004)          --         (309,004)
             Services contributed by officers (Note 2) ....          --             --           12,000
             Office space and use of equipment contributed
                  by president (Note 2) ...................          --           12,000         25,000
             Changes in operating liabilities:
                  Accounts payable and accrued liabilities         16,629        141,513        185,370
                                                              -----------    -----------    -----------
                      Net cash used in operating activities      (249,603)      (631,685)    (1,128,476)
                                                              -----------    -----------    -----------
Cash flows from investing activities:
     Purchases of equipment ...............................       (13,038)        (4,727)       (17,765)
                                                              -----------    -----------    -----------
                      Net cash used in financing activities       (13,038)        (4,727)       (17,765)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
     Capital contributions from the president (Note 2) ....          --             --            4,910
     Proceeds from advances from the Company's
         president (Note 2) ...............................         4,500         36,394        238,178
     Repayment of advances from the president (Note 2) ....          --             --          (23,099)
     Proceeds from advances from the Company's
         shareholders (Note 2) ............................       143,510        425,457        568,967
     Repayment of advances from shareholders (Note 2) .....      (226,916)       (69,160)      (296,076)
     Proceeds from notes and loans convertible to common
         stock  (Note 4) ..................................        75,000        208,000        283,000
     Repayment of convertible notes and loans .............      (150,000)          --         (150,000)
     Proceeds from sale of common stock ...................       451,056         29,500        556,106
     Payment of offering costs ............................          --             --           (1,925)
                                                              -----------    -----------    -----------
                      Net cash provided by financing
                           activities .....................       297,150        630,191      1,180,061
                                                              -----------    -----------    -----------
                           Net change in cash .............        34,509         (6,221)        33,820
Cash, beginning of period .................................           311          6,532           --
                                                              -----------    -----------    -----------
Cash, end of period .......................................   $    34,820    $       311    $    33,820
                                                              ===========    ===========    ===========
Supplemental disclosure of cash flow information:
     Income taxes .........................................   $      --      $      --      $      --
                                                              ===========    ===========    ===========
     Interest .............................................   $      --      $      --      $      --
                                                              ===========    ===========    ===========
Non-cash financing activities:
     Common stock issued in exchange for patent interests
         and rights (Note 2) ..............................   $      --      $      --      $   (15,000)
                                                              ===========    ===========    ===========


See accompanying notes to financial statements.

