Form 10QSB
period 2003-06-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2003-08-19
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: June 30, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                     Commission File Number: 000-27825

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                               73-1552304
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)



2903 NE 109th Avenue, Suite D, Vancouver, WA                   98682-7273
--------------------------------------------                   ----------
(Address of principal executive offices)                       (Zip code)

                                 (360) 883-5949
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Common                                      54,804,540
        ------                                      ----------
        Class                      Number of shares outstanding at June 30, 2003

                     This document is comprised of 14 pages.

FORM 10-QSB
2ND QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

Condensed balance sheet - March 31, 2003 (unaudited)......................... 3

Condensed statements of operations - Three months ended
     March 31, 2003 (unaudited) and 2002 (unaudited), and
     November 10, 1998 (inception) through March 31, 2003 (unaudited)........ 4

Condensed statements of cash flows - Three months ended March 31, 2003
     (unaudited) and 2002 (unaudited), and November 10, 1998 (inception)
     through March 31, 2003 (unaudited)...................................... 5

Notes to condensed financial statements (unaudited).......................... 6

Item 2.  Plan of operation................................................... 9

Item 3.  Controls and procedures............................................  10

PART II - OTHER INFORMATION

Item    1.  Legal Proceedings...............................................  10
Item    2.  Changes In Securities...........................................  10
Item    3.  Defaults Upon Senior Securities.................................  11
Item    4.  Submission of Matters To A Vote of Security Holders.............  11
Item    5.  Other Information...............................................  11
Item    6.  Exhibits and Reports on Form 8-K................................  11

Signatures..................................................................  12

Certifications..............................................................  13

JUNE 30, 2003

 Assets
Current Assets:
    Cash...............................................................22,123
                                                                    ---------
                  Total current assets.................................22,123

Property and equipment, net............................................25,243
Patent rights and interests, net........................................3,000
                                                                    ---------

                                                                       50,366
                                                                    =========

                             LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued liabilities..........................138,979
    Due to former officer (Note 2)....................................232,569
    Notes payable, convertible to common stock (Note 4)................25,000
    Accrued interest on notes payable (Note 4)..........................4,750
    Loan payable, convertible to common stock..........................75,000
                                                                    ---------
                  Total current liabilities...........................476,298
                                                                    ---------

Shareholders' deficit (Note 5):
    Preferred stock.......................................................--
    Common stock.......................................................54,805
    Additional paid-in capital......................................2,793,219
    Deficit accumulated during development stage...................(3,273,956)
                                                                    ---------

                  Total shareholders' deficit........................(425,932)
                                                                    ----------

                                                                       50,366
                                                                    ==========


                                                                                                                NOVEMBER 10,
                                                                                                                    1998
                                                                                                                 (INCEPTION)
                                                 FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED          THROUGH
                                                JUNE 30,                         JUNE 30,                         JUNE 30,
                                              ------------------------------   -----------------------------
                                                  2003            2002             2003            2002             2003
                                              --------------  --------------   -------------   -------------   -------------
Operating expenses:
    Research and development............... $.......2,470.  $.........--    ..$......2,470. ..$........--    ..$.....116,666
    General and administrative:
      Stock-based compensation:
        Consulting services (Note 5):
           Officers and directors.......... .......24,750. ........87,000. ........24,750. ........87,000. ..........137,250
           Shareholders.................... ..........--    ...........--    ...........--  ......141,067. ..........178,567
           Other........................... ........2,070. ........90,700. ........43,670. .......170,883. ........1,427,566
        Legal services..................... ..........--    ........14,000. ...........--   .......57,000. ..........235,000
        Other.............................. ........6,000. ...........--    .........6,000. ...........--  ...........45,300
      Related parties...................... ..........--    .........1,500. ...........--   ........3,000. ...........37,000
      Compensation......................... .......45,594. .........7,300. ........80,126. .........7,300. ..........276,409
      Professional and consulting services. ........8,090. .........5,115. ........12,240. ........42,456. ..........447,853
      Other................................ .......42,394. .........5,930. ........67,342. ........24,630. ..........602,354
                                              --------------  --------------   -------------   -------------   -------------

                Total operating expenses..........131,368. .......211,545. .......236,598. .......533,336. ........3,503,965
                                              --------------  --------------   -------------   -------------   -------------

                Loss from operations...............(131,368).......(211,545).......(236,598).......(533,336)......(3,503,965)

Non-operating income:
    Gain on debt settlements..........................--    ...........--    ...........--    ........43,363. .......309,004
    Other.............................................--    ...........--    ...........--    ...........300. .........1,300
Interest expense:
   Related parties (Note 2).........................(2,915).........(2,982).........(5,830).........(5,830)   .......(38,232)
    Amortization of debt issue costs..................--    ...........--    ...........--    ...........--   .......(26,250)
    Other..............................................(500)...........(500).........(1,000).........(1,000)  .......(15,813)
                                              --------------  --------------   -------------   -------------   --------------

                Loss before income taxes...........(134,783).......(215,027).......(243,428).......(496,503)  ....(3,273,956)

Income tax provision (Note 3).........................--    ...........--    ...........--    ...........--    ..............
                                              --------------  --------------   -------------   -------------   ---------------

                Net loss....................$......(134,783)$......(215,027).$.....(243,428).$.....(496,503).$  ...(3,273,956)
                                              ==============  ==============   =============   =============   ===============


Basic and diluted loss per share............$.........(0.00)$.........(0.01)..........(0.00).$........(0.02)
                                              ==============  ==============   =============   =============
Basic and diluted weighted average
    common shares outstanding..................  53,261,488. ....26,750,207. ....49,955,396. ....20,129,177. .
                                              ==============  ==============   =============   =============


                                                                                                  NOVEMBER 10,
                                                                                                      1998
                                                                                                   (INCEPTION)
                                                               FOR THE SIX MONTHS ENDED              THROUGH
                                                              JUNE 30,                              JUNE 30,
                                                          ------------------------------------
                                                                2003               2002               2003
                                                          -----------------  -----------------  ------------------
                      Net cash used in
                         operating activities..........$..........(185,142)  $........(43,048)  $......(1,313,618)
                                                          -----------------  -----------------  ------------------

Cash flows from investing activities:
    Purchases of equipment.........................................(14,555).............--       ........(32,320)
                                                          -----------------  -----------------  ------------------
                      Net cash used in
                         financing activities......................(14,555).............--      .........(32,320)
                                                          -----------------  -----------------  ------------------

Cash flows from financing activities:
    Capital contributions from the president.........................--    ..............--    .............4,910.
    Proceeds from advances from the Company's
       president.....................................................--    ............4,500. ...........238,178. .
    Repayment of advances from the president (Note 2)................--    ..............--    .............(23,099)
    Proceeds from advances from the Company's
       shareholders..................................................--    ...........68,510. ...........568,967. .
    Repayment of advances from shareholders (Note 2).................--    ...........(260,300)...........(296,076)
    Proceeds from notes and loans convertible
       to common stock...............................................--    ..........150,000. ...........283,000. .
    Repayment of convertible notes and loans.........................--    ...........(150,000)...........(150,000)
    Proceeds from sale of common stock (Note 5)..................187,000. ..........262,400. ...........743,106. ..
    Payment of offering costs........................................--    ..............--    ..............(1,925)
                                                          -----------------  -----------------  ------------------
                      Net cash provided by
                         financing activities....................187,000. ...........75,110. .........1,367,061. ..
                                                          -----------------  -----------------  ------------------

                         Net change in cash........................(12,697)..........32,062. ............21,123. ..

Cash, beginning of period.........................................34,820. ..............311. ...............--    .
                                                          -----------------  -----------------  ------------------

Cash, end of period....................................$..........22,123. .$.........32,373. .$..........21,123. ..
                                                          =================  =================  ==================

Supplemental disclosure of cash flow information:
    Income taxes.......................................$.............--    .$............--    .$.............--
                                                          =================  =================  ==================
    Interest...........................................$.............--    .$............--    .$.............--
                                                          =================  =================  ==================

Non-cash financing activities:
    Common stock issued in exchange for patent
       interests and rights............................$.............--    .$............--    .$...........(15,000)
                                                          =================  =================  ==================

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

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year.

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

NOTE 2: RELATED PARTY TRANSACTIONS

         During May 2003, the Company issued 825,000 shares of its common stock to officers as payment for salaries. The market value of the common stock on the transaction date was $.03 per share. The stock issuances are recognized in the accompanying financial statements as stock-based compensation expense at a value of $24,750.

         In prior years, a former officer loaned the Company $217,436 for working capital. The loans bear interest at six percent and are due on demand. As of June 30, 2003, the Company had repaid $23,099. As of June 30, 2003, accrued interest payable on the advances totaled $38,232. The $232,569 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to former officer.

NOTE 3:  INTANGIBLE ASSETS

         Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

                                                                [OBJECT OMITTED]

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4:  NOTES PAYABLE

         During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. Interest expense of $1,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2003. Accrued interest payable on the notes totaled $4,750 as of June 30, 2003.

         The notes were in default as of June 30, 2003.

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

         On February 21, 2003, the Company sold 395,358 shares of its common stock for $15,000 ($.04 per share).

         On March 18, 2003, the Company sold 125,000 shares of its common stock for $5,000 ($.04 per share).

         On March 31, 2003, the Company sold 333,333 shares of its common stock for $10,000 ($.03 per share).

         On April 15, 2003, the Company sold 2,000,000 shares of its common stock for $50,000 ($.025 per share).

         On April 23, 2003, the Company sold 666,664 shares of its common stock for $20,000 ($.03 per share).

         On April 30, 2003, the Company sold 333,333 shares of its common stock for $10,000 ($.03 per share).

         During April 2003, the Company issued 219,000 shares of its common stock to unrelated third parties in exchange for public relations and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $6,570 was recognized in the accompanying financial statements for the three and six months ended June 30, 2003.

         On May 28, 2003, the Company sold 500,000 shares of its common stock for $15,000 ($.03 per share).

         During May 2003, the Company issued 25,000 shares of its common stock to an unrelated third party in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $750 was recognized in the accompanying financial statements for the three and six months ended June 30, 2003.

         On June 6, 2003, the Company sold 799,997 shares of its common stock for $23,500 ($.03 per share).

         On June 30, 2003, the Company sold 283,332 shares of its common stock for $8,500 ($.03 per share).

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         During June 2003, the Company issued 25,000 shares of its common stock to an unrelated third party in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $750 was recognized in the accompanying financial statements for the three and six months ended June 30, 2003.

         Following is a statement of changes in shareholders' deficit for the six months ended June 30, 2003:

         [OBJECT OMITTED]

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

         As of June 30, 2003, all cash infusions from the former president and other related parties have been classified as liabilities in the accompanying condensed balance sheet.

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

PART 1. FINANCIAL INFORMATION
ITEM 3. CONTROLS AND PROCEDURES

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)      Changes in internal controls
         ----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         No response required.

ITEM 2 - CHANGES IN SECURITIES

         On April 15, 2003, the Company sold 2,000,000 shares of its common stock for $50,000 ($.025 per share).

         On April 23, 2003, the Company sold 666,664 shares of its common stock for $20,000 ($.03 per share).

         On April 30, 2003, the Company sold 333,333 shares of its common stock for $10,000 ($.03 per share).

         During April 2003, the Company issued 219,000 shares of its common stock to unrelated third parties in exchange for public relations and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $6,570 was recognized in the accompanying financial statements for the three and six months ended June 30, 2003.

         On May 28, 2003, the Company sold 500,000 shares of its common stock for $15,000 ($.03 per share).

         During May 2003, the Company issued 25,000 shares of its common stock to an unrelated third party in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $750 was recognized in the accompanying financial statements for the three and six months ended June 30, 2003.

         On June 6, 2003, the Company sold 799,997 shares of its common stock for $23,500 ($.03 per share).

         On June 30, 2003, the Company sold 283,332 shares of its common stock for $8,500 ($.03 per share).

PART II. OTHER INFORMATION

                       HYDRO ENVIRONMENTAL RESOURCES, INC.

         During June 2003, the Company issued 25,000 shares of its common stock to an unrelated third party in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $750 was recognized in the accompanying financial statements for the three and six months ended June 30, 2003.

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

(b) Reports on Form 8-K:

                  No response required.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                                       (Registrant)


DATE: August 18, 2003              BY: /s/ David Rosenberg

                                              David Rosenberg, President









                    CERTIFICATION PURSUANT TO SECTION 302(A)
                        OF THE SARBANES OXLEY ACT OF 2002

I, David Rosenberg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hydro Environmental Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 18, 2003

/s/ David Rosenberg
David Rosenberg
Director, President and CEO

                    CERTIFICATION PURSUANT TO SECTION 302(A)
                        OF THE SARBANES OXLEY ACT OF 2002

I, David V. Harmsen., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hydro Environmental Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 18, 2003

/s/ David V. Harmsen
David V. Harmsen
CFO

                                                                Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Hydro Environmental Resources, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, David Rosenberg, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David Rosenberg
David Rosenberg
Chief Executive Officer
August 18, 2003

                                                                 Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Hydro Environmental Resources, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, David V. Harmsen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David V. Harmsen
David V. Harmsen
Chief Financial Officer
August 18, 2003