Form 10QSB
period 2003-09-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2003-12-05
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                      For Quarter Ended: September 30, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from: ______________ to ______________

                        Commission File Number: 000-27825

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                                73-1552304
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


2903 NE 109th Avenue, Suite D, Vancouver, WA                         98682-7273
(Address of principal executive offices)                             (Zip code)

                                 (360) 883-5949
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common                                  58,612,581
         ------                                  ----------
         Class                Number of shares outstanding at September 30, 2003







                     This document is comprised of 11 pages.

FORM 10 QSB
3RD QUARTER
                                      INDEX

PART I  FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
  Item 1.  Financial Statements

  Condensed balance sheet - September 30, 2003 (unaudited).................... 3

  Condensed  statements  of  operations  - Three and nine months ended
     September 30, 2003 (unaudited) and 2002 (unaudited), and November
     10, 1998 (inception) through September 30, 2003  (unaudited)............. 4

  Condensedstatements  of cash flows - Nine months ended September 30,
     2003  (unaudited)  and 2002  (unaudited),  and  November 10, 1998
     (inception) through September 30, 2003 (unaudited)....................... 5

  Notes to condensed financial statements (unaudited)......................... 6

  Item 2.  Plan of operation.................................................. 9

  Item 3.  Controls and procedures............................................ 9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................10

  Item 2.  Changes in Securities..............................................10

  Item 3.  Defaults Upon Senior Securities....................................10

  Item 4.  Submission of Matters To a Vote of Security Holders................10

  Item 5.  Other Information..................................................10

  Item 6.  Exhibits and Reports on Form 8-K...................................10



  Signatures..................................................................11

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003


                                     ASSETS
Current Assets:
      Cash.......................................................  $    17,989
                                                                   ------------
                  Total current assets...........................       17,989

Property and equipment, net......................................       25,267
Patent rights and interests, net.................................        2,250
                                                                   ------------
                                                                   $    45,506
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
      Accounts payable and accrued liabilities...................  $   135,077
      Due to former officer (Note 2).............................      235,484
      Notes payable, convertible to common stock (Note 4)........       25,000
      Accrued interest on notes payable (Note 4).................        5,250
      Loan payable, convertible to common stock..................       75,000
                                                                   ------------
                  Total current liabilities......................      475,811
                                                                   ------------

Shareholders' deficit (Note 5):
      Preferred stock............................................           --
      Common stock...............................................       58,613
      Additional paid-in capital.................................    2,918,566
      Deficit accumulated during development stage...............   (3,407,484)
                                                                   ------------
                  Total shareholders' deficit....................     (430,305)
                                                                   ------------
                                                                   $    45,506
                                                                   ============
















See accompanying notes to condensed financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         NOVEMBER 10,
                                                                                                            1998
                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED      (INCEPTION)
                                                SEPTEMBER 30,                    SEPTEMBER 30,             THROUGH
                                         ----------------------------    ----------------------------    SEPTEMBER 30,
                                             2003            2002            2003            2002            2003
                                         -------------   -------------   -------------   -------------   -------------
Operating Expenses:
   Research and development............. $       --      $       --      $      2,470    $       --      $    116,666
   General and administrative:
      Stock-based compensation:
         Consulting services (Note 5):
            Officers and directors......         --            15,000          24,750         102,000         137,250
            Shareholders................         --              --              --           141,067         178,567
            Other.......................      101,655            --           145,325         170,883       1,529,221
         Legal services.................         --              --              --            57,000         235,000
         Other..........................         --              --             6,000            --            45,300
      Related parties...................         --              --              --              --            37,000
      Compensation......................       11,615          24,052          91,741          31,352         288,024
      Professional and consulting
         services.......................        2,752          18,649          14,992          61,105         450,605
      Other.............................       14,091          24,527          81,433          49,157         616,445
                                         -------------   -------------   -------------   -------------   -------------
           Total operating expenses.....      130,113          82,228         366,711         612,564       3,634,078
                                         -------------   -------------   -------------   -------------   -------------
           Loss from operations.........     (130,113)        (82,228)       (366,711)       (612,564)     (3,634,078)

Non-operating income:
   Gain on debt settlements.............         --              --              --            43,363         309,004
   Other................................         --              --              --               300           1,300
Interest Expense:
   Related parties (Note 2).............       (2,915)         (2,915)         (8,745)         (8,745)        (41,147)
   Amortization of debt issue costs.....         --              --              --              --           (26,250)
   Other................................         (500)           (823)         (1,500)         (1,823)        (16,313)
                                         -------------   -------------   -------------   -------------   -------------
           Loss before income taxes.....     (133,528)        (85,966)       (376,956)       (579,469)     (3,407,484)

Income tax provision (Note 3)...........         --              --              --              --              --
                                         -------------   -------------   -------------   -------------   -------------
           Net loss..................... $   (133,528)   $    (85,966)   $   (376,956)   $   (579,469)   $ (3,407,484)
                                         =============   =============   =============   =============   =============

Basic and diluted loss per share........ $      (0.00)   $      (0.00)   $      (0.00)   $      (0.03)
                                         =============   =============   =============   =============
Basic and diluted weighted average
   common shares outstanding............   57,737,581      41,063,124      51,483,079      22,338,791
                                         -------------   -------------   -------------   -------------


See accompanying notes to condensed financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS)
                                   (UNAUDITED)

                                                                                            NOVEMBER 10,
                                                                                               1998
                                                                                            (INCEPTION)
                                                               FOR THE NINE MONTHS ENDED      THROUGH
                                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                               --------------------------   -------------
                                                                  2003           2002           2003
                                                               -----------    ---------------------------
                  Net cash used in operating activities ....  $  (213,888)   $  (109,133)  $  (1,342,364)
                                                               -----------    -----------   -------------
Cash flows from investing activities:
   Purchases of equipment ..................................      (17,443)          --           (35,208)
                                                               -----------    -----------   -------------
                  Net cash used in financing activities ....      (17,443)          --           (35,208)
                                                               -----------    -----------   -------------
Cash flows from financing activities:
   Capital contributions from the president ................         --             --             4,910
   Proceeds from advances from the Company's president .....         --            4,500         238,178
   Repayment of advances from the president (Note 2) .......         --             --           (23,099)
   Proceeds from advances from the Company's shareholders ..         --           68,510         568,967
   Repayment of advances from shareholders (Note 2) ........         --         (260,300)       (296,076)
   Proceeds from notes and loans convertible to common stock         --          150,000         283,000
   Repayment of convertible notes and loans ................         --         (150,000)       (150,000)
   Proceeds from sale of common stock (Note 5) .............      214,500        310,650         770,606
   Payment of offering costs ...............................         --             --            (1,925)
                                                               -----------    -----------   -------------
                  Net cash provided by financing activities:      214,500        123,360       1,394,561
                                                               -----------    -----------   -------------
                  Net change in cash .......................      (16,831)        14,227          16,989
Cash, beginning of period ..................................       34,820            311            --
                                                               -----------    -----------   -------------
Cash, end of period ........................................  $    17,989    $    14,538   $      16,989
                                                               ===========    ===========   =============
Supplemental disclosure of cash flow information:
   Income taxes ............................................  $      --      $      --     $        --
                                                               ===========    ===========   =============
   Interest ................................................  $      --      $      --     $        --
                                                               ===========    ===========   =============
Non-cash financing activities:
   Common stock issued in exchange for patent
      interests and rights .................................  $      --      $      --     $     (15,000)
                                                               ===========    ===========   =============







See accompanying notes to condensed financial statements.

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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. As shown in the accompanying financial statements, the Company has no revenues and significant losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

     During July 2003, the Company issued 2,325,000 shares of its common stock to officers as payment for salaries. The market value of the common stock on the transaction date was $.04 per share. The stock issuances are recognized in the accompanying financial statements as stock-based compensation expense at a value of $93,000.

     In prior years, a former officer loaned the Company $217,436 for working capital. The loans bear interest at six percent and are due on demand. As of September 30, 2003, the Company had repaid $23,099. As of September 30, 2003, accrued interest payable on the advances totaled $41,147. The $235,484 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to former officer.

NOTE 3:  INTANGIBLE ASSETS

     Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month (60 months):

             Patent rights...................................   $      15,000
             Accumulated amortization........................         (12,750)
                                                               ----------------
                                                                $       2,250
                                                               ================
NOTE 4:..NOTES PAYABLE

     During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. Interest expense of $1,500 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2003. Accrued interest payable on the notes totaled $5,250 as of September 30, 2003. The notes are in default.

NOTE 5:  COMMON STOCK

     During January 2003, the Company issued 520,000 shares of its common stock to unrelated third parties in exchange for public relations and business planning services. The market value of the common stock on the transaction date was $.08 per share. Stock-based compensation expense of $41,600 was recognized in the accompanying financial statements for the three and nine months ended September 30, 2003.

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

     During April 2003, the Company issued 219,000 shares of its common stock to unrelated third parties in exchange for public relations and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $6,570 was recognized in the accompanying financial statements for the three and nine months ended September 30, 2003.

     On May 28, 2003, the Company sold 500,000 shares of its common stock for $15,000 ($.03 per share).

     During May 2003, the Company issued 25,000 shares of its common stock to an unrelated third party in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $750 was recognized in the accompanying financial statements for the three and nine months ended September 30, 2003.

     On June 6, 2003, the Company sold 799,997 shares of its common stock for $23,500 ($.03 per share).

     On June 30, 2003, the Company sold 283,332 shares of its common stock for $8,500 ($.03 per share).

     During June 2003, the Company issued 25,000 shares of its common stock to an unrelated third party in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $750 was recognized in the accompanying financial statements for the three and nine months ended September 30, 2003.

     On July 22, 2003, the Company sold 250,000 shares of its common stock for $5,000 ($.02 per share).

     During July 2003, the Company issued 216,375 shares of its common stock to unrelated third parties in exchange for web development and other consulting services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $8,655 was recognized in the accompanying financial statements for the three and nine months ended September 30, 2003.

     On September 23, 2003, the Company sold 1,050,000 shares of its common stock for $22,500 ($.02 per share).

     Following is a statement of changes in shareholders' deficit for the nine months ended September 30, 2003:

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                    Additional     During the
                                                                                     Paid-in       Development
                               Preferred Stock               Common Stock            Capital          Stage          Total
                            -----------------------   --------------------------   ------------   -------------   ----------
                             Shares      Par Value       Shares     $ Par Value
                            --------    --------------------------   -----------   ------------   -------------   ----------
Balance, January 1, 2003...      --    $        --     46,934,474   $    46,935   $  2,539,669   $  (3,030,528)  $ (443,924)
Shares issued in exchange
 for consulting services...      --             --      1,005,375         1,005         57,320              --       58,325
Shares issued to officers
 in exchange for salaries..      --             --      3,150,000         3,150        114,600              --      117,750
Sale of common stock.......      --             --      7,522,732         7,523        206,977              --      214,500

Net loss for the nine
 months ended
 September 30, 2003........      --             --             --            --             --        (376,956)    (376,956)
                            --------    -----------   ------------   -----------   ------------   -------------   ----------
  Balance, September
   30, 2003................      --    $        --     58,612,581   $    58,613   $  2,918,566   $  (3,407,484)  $ (430,305)
                            ========    ===========   ============   ===========   ============   =============   ==========

NOTE 6:..INCOME TAXES

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

As of September 30, 2003, all cash infusions from the former president and other related parties have been classified as liabilities in the accompanying condensed balance sheet.

A summary of our product research and development for the term of the plan is as follows:

We have performed research on the recovery and reconstruction of compounds used by the ECHFR to produce hydrogen. It is estimated that over 40 percent of these patented-formula compounds can be reused, possibly lowering the cost of production by as much as 25 percent. In addition, there are several potentially profitable by-products created by the ECHFR that we could market worldwide, such as:

(a) An on-site power plant could possibly be designed for particular needs where electricity and/or gas are necessary to process cooking oil; and

(b) In the treatment of wastewater at abandoned mine sites and other wastewater dumps or quarries, the ECHFR could possibly operate the process by creating power from the actual wastewater to be treated

Subject to the implementation and success of one or more of the financing options discussed above, we plan to expand our capabilities to include commencing production during 2004. Once we have commenced production, we plan to hire two to three additional technical personnel.

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

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No response required.

ITEM 2  - CHANGES IN SECURITIES

     During July 2003, the Company issued 2,325,000 shares of its common stock to officers as payment for salaries. The market value of the common stock on the transaction date was $.04 per share. The stock issuances are recognized in the accompanying financial statements as stock-based compensation expense at a value of $93,000.

     On July 22, 2003, the Company sold 250,000 shares of its common stock for $5,000 ($.02 per share).

     During July 2003, the Company issued 216,375 shares of its common stock to unrelated third parties in exchange for web development and other consulting services. The market value of the common stock on the transaction date was $.04 per share. Stock-based compensation expense of $8,655 was recognized in the accompanying financial statements for the three and nine months ended September 30, 2003.

     On September 23, 2003, the Company sold 1,050,000 shares of its common stock for $22,500 ($.02 per share).

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

No response required.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No response required.

ITEM 5 - OTHER INFORMATION

No response required.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
        1.      31.1    Certification - CEO
        2.      31.2    Certification - CFO
        3.      32      Certification  Pursuant to 18  U.S.C.  Section 1350,  as
                        adopted  pursuant to  Section 906  of the Sarbanes-Oxley
                        Act of 2002 - CEO and CFO

(b) Reports on Form 8-K:

        No response required.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HYDRO ENVIRONMENTAL RESOURCES, INC.
                                            (Registrant)


DATE:  December 2, 2003                     BY:  /s/ DAVID ROSENBERG
     ----------------------                    ---------------------------------
                                                 David Rosenberg, President