Form 10KSB
period 2003-12-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2004-05-27
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                      For the year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues during the year ended December 31, 2003: $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,386,977.73 computed by reference to the price at which common equity was sold as reported by the OTC Bulletin Board ($0.03) as of May 19, 2004.

The number of shares outstanding of the issuer's common stock as of May 19, 2004, was 60,812,591 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

Hydro Environmental Resources, Inc. was organized as an Oklahoma corporation on November 10, 1998. We reorganized as a Nevada corporation in August 2001. We design, build, and manage inexpensive and environmentally friendly fuel and power producing systems. Our systems employ a prototype technology that produces clean burning , low cost hydrogen gas at low pressure using any water sources and at low temperature. We focus on the production of alternate energy with an emphasis on "off grid" solutions that meet market and customer requirements for "green energy," waste treatment, and clean, potable water that uses this technology. Our systems also produce high grade by-products for sale.

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

Users control both the timing of the production and the amount of the hydrogen gas produced by controlling the timing and the amount of the compounds added to the ECHFR. As a result, users are not required to store hydrogen for later use in high pressure tanks. The ECHFR also does not emit any odors, fumes, or smoke. Instead, it produces a commercial grade of pure hydrogen without the need of further treatment.

We produce ECHFRs in varying sizes ranging from extremely compact and portable (hand-size) to large volume systems of 3,000 gallons or more. The most common sizes manufactured are five gallon and double five gallon systems.

Our other principal products are chemical by-products produced by the ECHFR during the production of hydrogen. The ECHFR, in addition to producing hydrogen and such chemical by-products, may be used as an alternate energy source to supply heat energy for homes and businesses.

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

         - For heating homes and businesses as an alternate energy source.

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

Patents and Other Intellectual Property Rights

We applied for patents for our technology on April 16, 2003. We cannot give any assurances that patents will be issued and, if patents are issued, that they will not infringe on other patents. We do not have an estimated time frame for the patents to be issued.

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

Employees

We presently have three officers and three directors. The officers and directors are engaged in other business activities and devote no more than 50 percent of their time to our business. We currently do not have any full-time employees. We hope to hire up to nine employees during the next twelve months to continue the development and testing of and to market the ECHFR to the extent that available cash resources will permit us to employ them.

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

We do not have anything to report under this item.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, $.001 par value, is our only class of common equity, is traded on the over-the-counter under the symbol "HYVR.OB" and is quoted on the OTC Bulletin Board. Over-the-counter market reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The high and low sales prices for the years ended December 31, 2002 and 2003, were as follows:

             Fiscal 2002               High                       Low

             Quarter 1                 $0.14                      $0.018
             Quarter 2                 $0.058                     $0.017
             Quarter 3                 $0.055                     $0.030
             Quarter 4                 $0.150                     $0.040

             Fiscal 2003               High                       Low

             Quarter 1                 $0.09                      $0.057
             Quarter 2                 $0.75                      $0.045
             Quarter 3                 $0.055                     $0.025
             Quarter 4                 $0.042                     $0.02

The number of shareholders of record and approximate number of beneficial owners of our common stock at May 19, 2004, were 493 and 1,458 respectively.

We did not declare or pay any cash dividends in 2002 or 2003 on our common stock. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

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

         - On December 3, 2002, we sold 700,000 shares of our common stock to one person for $41,750.

         - On December 29, 2002, we issued 725,000 shares of our common stock to nine persons who serve as our employees, officers, and/or directors as compensation for their services.

         - On December 31, 2002, we sold 225,000 shares of our common stock to two persons for $10,000 in the aggregate.

         - On January 17, 2003, we sold 285,715 shares of our common stock to two persons for $10,000 in the aggregate.

         - On January 27, 2003, we issued 580,000 shares of our common stock to one of our officers and directors as compensation for his services.

         - On January 30, 2003, we sold 500,000 shares of our common stock to seven persons for $20,000 in the aggregate.

         - On February 12, 2003, we sold 60,000 shares of our common stock to one person for $3,750.

         - On February 21, 2003, we sold 378,572 shares of our common stock to three persons for $15,000 in the aggregate.

         - On February 27, 2003, we sold 50,000 shares to one entity for $3,850 and issued 420,000 shares to one person in repayment of a debt we owed to such person.

         - On March 18, 2003, we sold 125,000 shares of our common stock to two persons for $5,000 in the aggregate.

         - On March 26, 2003, we issued 725,000 shares of our common stock to nine persons who serve as our employees, officers, and/or directors as compensation for their services.

         - On March 31, 2003, we sold 333,330 shares of our common stock to one person for $10,000.

         - On April 15, 2003, we sold 2,000,000 shares of our common stock to one entity for $50,000.

         - On April 23, 2003, we sold 633,330 shares of our common stock to four persons for $20,000 in the aggregate.

         - On April 30, 2003, we sold 333,333 shares of our common stock to one person for $10,000.

         - On May 2, 2003, we issued 825,000 shares of our common stock to two of our officers and directors as compensation for their services.

         - On May 5, 2003, we sold 100,000 shares of our common stock to one person for $3,000.

         - On May 28, 2003, we sold 400,000 shares of our common stock to one person for $12,000.

         - On May 30, 2003, we sold 166,666 shares of our common stock to two persons for $5,000 in the aggregate and issued 25,000 shares to one person for consulting services.

         - On June 6, 2003, we sold 216,666 shares of our common stock to three persons for $6,500 in the aggregate.

         - On June 9, 2003, we sold 416,665 shares of our common stock to three persons for $12,000 in the aggregate and issued 25,000 shares to one person for consulting services.

         - On June 30, 2003, we sold 283,332 shares of our common stock to two persons for $8,500 in the aggregate.

         - On July 22, 2003, we sold 250,000 shares of our common stock to one person for $5,000, issued 216,375 shares to three persons of consulting services, and issued 825,000 shares to three of our officers and directors as compensation for their services.

         - On July 28, 2003, we issued 500,000 shares of our common stock to one of our employees, officers and/or directors as compensation for his services.

         - On September 23, 2003, we sold 1,050,000 shares of our common stock to four persons for $22,500 in the aggregate.

         - On January 30, 2004, we issued 1,525,010 shares of our common stock to five persons who serve as our employees, officers, and/or directors as compensation for their services, issued 125,000 shares to three persons for public relations and other services, issued 250,000 shares to two persons for goods, issued 100,000 shares to one person in settlement of a claim, and sold 200,000 shares to one person for $16,000.

         - On March 24, 2004, we issued 100,000 shares to one of our officers and directors as compensation for his services.

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

         - Continuing development of our ECHFR.

We do not expect to purchase any significant plan and equipment. We hope to hire up to nine employees to the extent available cash resources permit us to do so.

We cannot guarantee that we can satisfy our cash requirements over the next 12 months and thereafter. If we cannot satisfy such cash requirements, then we may not be able to continue as a going concern and, among other things, complete the development, testing, marketing, and sale of the ECHFRs.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 13 of Part IV of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not have anything to report under this item.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our interim Chief Executive Officer and our interim Chief Financial Officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-14(c) and 15-d-14(d)), have concluded that as of a date within ninety (90) days of the filing date of this report (the "Evaluation Date") our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our management, including our interim Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, may be detected. However, our management, including our interim Chief Executive Officer and interim Chief Financial Officer, have designed our disclosure controls and procedures to provide reasonable assurance of achieving their objectives and have, pursuant to the evaluation discussed above, concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level.

Changes in Internal Controls

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses identified in our internal controls. As a result, no corrective actions were required or undertaken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers are as follows:

------------------------------------ -------- ----------------------------------------- ----------------------------
               NAME                    AGE                    POSITION                         SERVED SINCE
------------------------------------ -------- ----------------------------------------- ----------------------------
Ray Heiser                             40       Director                                  September 2003
------------------------------------ -------- ----------------------------------------- ----------------------------
Stephen Lennon                         41       Vice President and Director               June 2002
------------------------------------ -------- ----------------------------------------- ----------------------------
Mark Shmulevsky                        45       Interim Chief Executive Officer,          July 2002
                                                Interim Chief Financial Officer, Chief
                                                Information Officer, Secretary,
                                                Treasurer, and Director
------------------------------------ -------- ----------------------------------------- ----------------------------
Ernie Stockton                         43       Vice President - Sales                    March 2004
------------------------------------ -------- ----------------------------------------- ----------------------------

Ray Heiser

Mr. Heiser has served as our director since September 2003. Mr. Heiser has over 14 years of experience building the sales and marketing operations for both start-up companies and ongoing concerns. Most recently, Mr. Heiser managed the northwest region for a subsidiary of AT&T. He has extensive experience in the systems integration sector of business. Mr. Heiser is a graduate of Western Michigan University.

Stephen Lennon

Mr. Lennon has served as our Vice President and Director since June 2002. Prior to serving as our Vice President and Director, he served as an Administrator and Operations Manager for over 20 years for a mechanical contractor, one of the ten largest mechanical contractors in the United States of America. Mr. Lennon also currently serves on the Board of Directors of the Oregon Mechanical Contractors Association. He is certified in certain engineering medias, including pure bond fusion and infrared fusion.

Mark Shmulevsky

Mr. Shmulevsky has served as our Interim Chief Executive Officer, Interim Chief Financial Officer, and Secretary since January 2004. He also has served as our Chief Information Officer, Treasurer, and Director since July 2002. Prior to serving as our officer and director, he served as a professor as Latvia State Polytechnic University in Riga, Latvia. During that time, he also has consulted with many companies, including Intel, Lucent, and Terabean, and with several governmental agencies. He has served on the boards of directors of several companies, including Structured Network Systems, Storied Learning, and RealIntellect.

Ernie Stockon

Mr. Stockton has served as our Vice President - Sales since March 2004. He has been involved in the sale and marketing of leading edge, high tech products for over 20 years. He is most recently involved with OneTier, LLC, a sales acceleration firm that provides product positionings and outsourced sales to early stage companies. Prior to his involvement with OneTier, LLC, he has held sales management positions with five other start-up companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2003, substantially all of the Company's directors and officers and all of the persons known to the Company to own more than ten percent (10%) of the Company's common stock either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

Audit Committee Financial Expert

We do not have a separately designated standing audit committee. Our entire Board of Directors oversees our accounting and financial reporting processes and the audits of our financial statements. Since our common stock is not currently listed on or with a national securities exchange or national securities association, the Exchange Act does not require that we have an independent audit committee. Therefore, since we do not have an audit committee, we have not designated an audit committee financial expert.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to our principal executive officer and our principal financial and accounting officer. We filed a copy of our Code of Business Conduct and Ethics as Exhibit 14 to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

--------------------------------- ------- --------------------------------------
                                                   ANNUAL COMPENSATION
                                          ----------- ---------- ---------------
                                                                   OTHER ANNUAL
    NAME AND PRINCIPAL POSITION    YEAR     SALARY      BONUS      COMPENSATION
                                             ($)         ($)           ($)
--------------------------------- ------- ----------- ---------- ---------------
David Rosenberg(1)                 2003     $12,500       $0          $90,875(2)
Former Chief Executive Officer,    2002          $0       $0          $63,000(3)
President, and Director            2001

--------------------------------- ------- ----------- ---------- ---------------
Jack H. Wynn(4)                    2002          $0       $0             $0
Former President and Director      2001          $0       $0             $0
--------------------------------- ------- ----------- ---------- ---------------

Director Compensation

We pay $250 to each director for attending a meeting of the Board of Directors (although we are not obligated to pay such fee and will not start paying such fee until we have sufficient available cash resources to pay it). We also issued to each director 10,000 shares of our common stock under our 2002 Stock Incentive Plan on the first business day following the end of each calendar quarter, as long as such director is a director on that date and has served as a director for the entire quarter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of May 19, 2004, by:

         - Each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

         - Each of our directors;

         - Each of our named executive officers; and

         - All directors and officers as a group.

----------------

      (1) Mr. Rosenberg resigned as our Chief Executive Officer, President, and Director on January 15, 2004.

      (2) We issued to Mr. Rosenberg 525,000 shares of common stock on March 26, 2003, 625,000 shares of our common stock on May 22, 2003, and 625,000 shares of our common stock on July 22, 2003. The dollar amount for these shares is computed by reference to the closing price of our common stock as reported on the OTC Bulletin Board as of March 26, 2003 ($0.06), as of May 22, 2003 ($0.055), and as of July 22, 2003 ($0.04).

      (3) We issued to Mr. Rosenberg 1,000,000 shares of common stock on May 22, 2002, under our Consulting Agreement with him. We also awarded to Mr. Rosenberg 525,000 shares of common stock on December 29, 2002, under our 2002 Stock Incentive Plan. The dollar amount for those shares is computed by reference to the closing price of our common stock as reported by the OTC Bulletin Board as of May 22, 2002 ($0.21) and as of December 29, 2002 ($0.08).

      (4) Mr. Wynn resigned as our President and Director on January 17, 2002.

Except as otherwise indicated, we believe that the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. We do not have any outstanding options, rights, or warrants.

-------------------------------------------------------- ---------------------- -----------------
                                                                                   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                  AMOUNT OF OWNERSHIP(2)     CLASS(3)
-------------------------------------------------------- ---------------------- -----------------
Ray Heiser                                                       775,000              1.27%
-------------------------------------------------------- ---------------------- -----------------
Stephen Lennon4                                                2,655,000              4.37%
-------------------------------------------------------- ---------------------- -----------------
David Rosenberg                                                3,775,000              6.21%
2808 N.W. Westover Road
Portland, Oregon 97210
-------------------------------------------------------- ---------------------- -----------------
Mark Shmulevsky                                                3,125,000              5.14%
-------------------------------------------------------- ---------------------- -----------------
Ernie Stockton                                                         0               *
-------------------------------------------------------- ---------------------- -----------------
15700 South McKinley Avenue, LLC                               8,000,000             13.16%
1800 Whipple Avenue
Redwood City, California 94062
-------------------------------------------------------- ---------------------- -----------------
Officers and directors as a group (four persons)               6,555,000             10.79%
-------------------------------------------------------- ---------------------- -----------------

                                        Equity Compensation Plan Information

------------------------------ ---------------------------- --------------------------- ----------------------------
                                                                                           NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                 ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING      EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,        OPTIONS, WARRANTS, AND       (EXCLUDING SECURITIES
        PLAN CATEGORY             WARRANTS, AND RIGHTS                RIGHTS             REFLECTED IN COLUMN (A))
                                           (A)                         (B)                          (C)
------------------------------ ---------------------------- --------------------------- ----------------------------
Equity compensation plans                  n/a                         n/a                          n/a
approved by security holders
------------------------------ ---------------------------- --------------------------- ----------------------------
Equity compensation plans                   0                           0                        6,775,000
not approved by security
holders
------------------------------ ---------------------------- --------------------------- ----------------------------
TOTAL                                       0                           0                        6,775,000
------------------------------ ---------------------------- --------------------------- ----------------------------

---------------
      (1) The address of each officer and director is that of the Company at 2903 N.E. 109th Avenue, Suite D, Vancouver, Washington 98682.

      (2) We determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission ("SEC") based on factors including voting and investment power with respect to shares.

      (3) Based on an aggregate of 60,812,591 shares of our common stock issued and outstanding as of May 19, 2004.

      (4) The number of shares owned by Mr. Lennon includes 1,285,000 shares that he holds as nominee for Joe Lennon. Mr. Lennon disclaims any voting or investment power with respect to these shares.

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

We intend to submit the plan to the shareholders for their approval at the next annual or special meeting of our shareholders. In the meantime, we will not permit any person to whom we grant an incentive stock option (if any) to exercise that incentive stock option unless and until our shareholders have approved the plan.

We may issue shares to persons or entities outside of our plan. The plan does not require that we issue shares under that plan only.

We issued shares of our common stock to certain of our employees, officers, and directors in 2003 in payment of compensation we owed to them. We did not issue those shares under the plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 22, 2002, we entered into a consulting agreement with David Rosenberg, formerly our President and Chief Executive Officer and a director. Mr. Rosenberg agreed to provide the following services to us:

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

We issued to him 1,000,000 shares of our common stock on May 22, 2002, in consideration for providing those services to us. We also agreed to issue to him an additional 1,000,000 shares of common stock in quarterly installments of 250,000 shares of common stock with the first installment to be issued on July 1, 2002, and subsequent installments to be issued on October 1, 2002, January 1, 2003, and April 1, 2003. To date, we have issued Mr. Rosenberg a total of 1,000,000 shares pursuant to the consulting agreement. Mr. Rosenberg resigned on January 15, 2004, as our President, Chief Executive Officer, and director. The shares of our common stock that we issued to Mr. Rosenberg in 2003 satisfied our remaining obligations under the Consulting Agreement to him.

Mr. Jack Wynn, formerly our President and a director, loaned to us $53,600, $134,559, $24,777, and $4,500 in each of the years ended December 31, 1999, 2000, 2001, and 2002, respectively, for working capital. These loans each bear interest at six percent and are due on demand. As of December 31, 2003, we had repaid $23,099 of these loans. As of such date, the accrued interest totaled $44,062. The balance due as of December 31, 2003, to Mr. Wynn equals $238,399.

On March 11, 2002, David Youngblood, formerly our Secretary, Chief Science Officer, and a director, loaned to us $75,000. This loan is interest free and is due on demand. Mr. Youngblood may convert his loan into shares of our common stock.

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

         10.2 Lease Agreement dated December 4, 2002, with Pacific NW Properties Limited Partnership (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003).

         10.3 Consulting Agreement dated May 22, 2002, with David Rosenberg (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003).

         10.4 2002 Stock Incentive Plan (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15,
                           2003).

         10.5 Form of Award Agreement under 2002 Stock Incentive Plan (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003).

         10.6 Assignment dated January 15, 2003, from David Youngblood (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003).

         14                Code of Business Conduct and Ethics.

         23                Consent of Cordovano and Honeck, P.C.

         31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

         32                Certifications   pursuant   to  Section  906  of  the
                           Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

Fees

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following fees were paid to Cordovano and Honeck, P.C., our principal accountant for the audit of our annual financial statements and related services in fiscal 2003 and 2002:

                                            2003                2002
                                       ---------------     ----------------
         Audit Fees                        $8,400.00            $9,500.00
         Audit Related Fees                    $0.00              $367.50
         Tax Fees                              $0.00              $350.00
         All Other Fees                        $0.00                $0.00
                                       ---------------     ----------------
                                           $8,400.00           $10,217.50
                                       ===============     ================

Pre-Approval Policies

Prior to retaining Cordovano and Honeck, P.C. to provide services, we discuss the proposed services with the members of the Board of Directors. Their decision to retain Cordovano and Honeck, P.C. is then communicated back to the Company and, if approved, it is formally approved at the next meeting of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HYDRO ENVIRONMENTAL RESOURCES, INC.

                                   By:  /s/ MARK SHMULEVSKY
                                        ----------------------------------------
                                        Mark Shmulevsky, Director, Interim Chief
                                        Executive Officer, Interim Chief
                                        Financial Officer, Secretary, Treasurer,
                                        and Chief Information Officer

                                        Dated:  May 26, 2004

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2004.

Signature                            Title                              Date
---------                            -----                              ----

/s/ STEPHEN LENNON                   Vice President and Director    May 26, 2004
---------------------------------
Stephen Lennon


/s/ RAY HEISER                       Director                       May 26, 2004
---------------------------------
Ray Heiser

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

10.2 Lease Agreement dated December 4, 2002, with Pacific NW Properties Limited Partnership (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003).

10.3 Consulting Agreement dated May 22, 2002, with David Rosenberg (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15,
                  2003).

10.4 2002 Stock Incentive Plan (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003).

10.5 Form of Award Agreement under 2002 Stock Incentive Plan (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15,
                  2003).

10.6 Assignment dated January 15, 2003, from David Youngblood (incorporated by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15,
                  2003).

14                Code of Business Conduct and Ethics.

23                Consent of Cordovano and Honeck, P.C.

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32                Certifications  pursuant to Section 906 of the  Sarbanes-Oxley
                  Act of 2002.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  F-2

Balance Sheet at December 31, 2003........................................  F-3

Statements of Operations  for the years ended December 31, 2003 and 2002 and for the period from November 10, 1998 (inception) through
         December 31, 2003................................................  F-4

Statement of Changes in Shareholders' Deficit for the period from
         November 10, 1998 (inception) through December 31, 2003..........  F-5

Statements of Cash Flows for the years ended  December 31, 2003 and 2002 and for the period from November 10, 1998 (inception)
         through December 31, 2003........................................ F-10

Notes to Financial Statements ............................................ F-11

To the Board of Directors and Shareholders
Hydro Environmental Resources, Inc.

                         REPORT OF INDEPENDENT AUDITORS

We have audited the balance sheet of Hydro Environmental Resources, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2003 and 2002, and from November 10, 1998 (inception) December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydro Environmental Resources, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and from November 10, 1998 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2 to the financial statements, Hydro Environmental Resources, Inc. conducted significant transactions with its officers and shareholders during the periods presented.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in default on certain loans at December 31, 2003 and has suffered significant operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck, P.C.
Denver, Colorado
April 8, 2004

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS
Current Assets:
     Cash........................................................................................$         5,850
                                                                                                  --------------
                  Total current assets...........................................................          5,850

Property and equipment, net of $222,886 of accumulated depreciation (Note 1).....................         22,402
Patent rights and interests, net of $13,500 of accumulated amortization (Note 2).................          1,500
                                                                                                 ---------------
                                                                                                 $        29,752
                                                                                                 ===============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable and accrued liabilities....................................................$       157,911
     Due to former officers (Note 2).............................................................        313,399
     Notes payable, convertible to common stock (Note 4).........................................         25,000
     Accrued interest on notes payable (Note 4)..................................................          5,750
                                                                                                 ---------------
                  Total current liabilities......................................................        502,060
                                                                                                 ---------------

Shareholders' deficit (Note 5):
     Preferred stock, $.001 par value; 5,000,000 shares authorized, -0- issued and outstanding...            ---
     Common stock, $.001 par value; 500,000,000 shares authorized, 58,612,581 shares issued
         and outstanding.........................................................................         58,613
     Additional paid-in capital..................................................................      2,844,339
     Deficit accumulated during development stage................................................     (3,375,260)
                                                                                                 ---------------
                  Total shareholders' deficit....................................................       (472,308)
                                                                                                 ---------------
                  ...............................................................................$        29,752
                                                                                                 ===============


See accompanying notes to financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                       NOVEMBER 10,
                                                                                                           1998
                                                                  FOR THE YEARS ENDED DECEMBER         (INCEPTION)
                                                                               31,                       THROUGH
                                                                 --------------------------------      DECEMBER 31,
                                                                     2003              2002                2003
                                                                 --------------    --------------    -----------------
Operating expenses:
     Research and development............................        $    80,608       $       ---       $       194,804
     General and administrative:
         Stock-based compensation:
              Consulting services (Note 5):
                  Officers and directors.................             71,250           112,500               183,750
                  Shareholders...........................                ---           178,567               178,567
                  Other..................................             24,598           181,083             1,408,494
              Legal services.............................                ---            57,000               235,000
              Other......................................              6,000             1,800                45,300
         Related parties.................................                ---               ---                37,000
         Compensation....................................                ---            66,931               196,283
         Professional and consulting services............             87,760            95,760               523,373
         Other...........................................             76,996            95,443               612,008
                                                                 --------------    --------------    -----------------
                           Total operating expenses......            347,212           789,084             3,614,579
                                                                 --------------    --------------    -----------------
                           Loss from operations..........           (347,212)         (789,084)           (3,614,579)

Non-operating income:
     Gain on debt restructure............................             16,140           309,004               325,144
     Other...............................................                ---               300                 1,300
Interest expense:
     Related parties (Note 2)............................            (11,660)          (11,660)              (44,062)
     Amortization of debt issue costs....................                ---               ---               (26,250)
     Other...............................................             (2,000)           (2,000)              (16,813)
                                                                 --------------    --------------    -----------------
                           Loss before income taxes......           (344,732)         (493,440)           (3,375,260)

Income tax provision (Note 3)............................                ---               ---                   ---
                                                                 --------------    --------------    -----------------

                           Net loss......................        $  (344,732)         (493,440)      $    (3,375,260)
                                                                 ==============    ==============    =================

 Basic and diluted loss per share........................        $     (0.00)      $     (0.02)
                                                                 ==============    ==============
Basic and diluted weighted average common shares
     outstanding.........................................         54,721,561        26,114,959
                                                                 ==============    ==============

See accompanying notes to financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                                          ADDITIONAL      DURING
                                                                                           PAID-IN      DEVELOPMENT
                                             PREFERRED STOCK         COMMON STOCK          CAPITAL         STAGE          TOTAL
                                          -------------------- ------------------------ ------------- ---------------- ------------
                                           SHARES   PAR VALUE     SHARES     PAR VALUE
                                          -------- ----------- ------------ ----------- ------------- ---------------- ------------
Balance, November 10, 1998 (inception)...      --  $       --           --   $      --     $      --        $      --  $        --
Office space contributed by the
    president (Note 2)...................      --          --           --          --         1,000               --        1,000
Net loss.................................      --          --           --          --            --           (1,010)      (1,010)
                                          -------- ----------- ------------ ----------- ------------- ---------------- ------------
    BALANCE, DECEMBER 31, 1998                 --          --           --          --         1,000           (1,010)         (10)

February 1999, sale of common stock
    to officer and affiliates for cash
    ($.001/share) (Note 2)...............      --          --    4,250,000       4,250            --               --        4,250

February 1999, sale of common stock,
    net of $1,925 of offering costs
    ($.001/share) (Note 5)...............      --          --   11,300,000      11,300        (1,925)              --        9,375

March 1999, capital contribution by
    the president (Note 2)...............      --          --           --          --         3,210               --        3,210

May 1999, expenses paid by the
    president on behalf of the
    Company (Note 2).....................      --          --           --          --         1,700               --        1,700

June 1999, shares issued in exchange
    for patent interest and rights
    ($.00l/share) (Note 2)...............      --          --   15,000,000      15,000            --               --       15,000

July 1999, shares issued in exchange
    for financial advisory agreement
    ($.00l/share) (Note 5)...............      --          --      750,000         750            --               --          750

Office space and use of equipment
    contributed by the president
    (Note 2).............................      --          --           --          --        12,000               --       12,000

Net loss.................................      --          --           --          --            --          (78,517)     (78,517)
                                          -------- ----------- ------------ ----------- ------------- ---------------- ------------
    BALANCE, DECEMBER 31, 1999                 --          --   31,300,000      31,300        15,985          (79,527)     (32,242)


See accompanying notes to financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                                          ADDITIONAL      DURING
                                                                                           PAID-IN      DEVELOPMENT
                                             PREFERRED STOCK         COMMON STOCK          CAPITAL         STAGE          TOTAL
                                          -------------------- ------------------------ ------------- ---------------- ------------
                                           SHARES   PAR VALUE     SHARES     PAR VALUE
                                          -------- ----------- ------------ ----------- ------------- ---------------- ------------
July 2000, sale of common stock..........      --          --    1,000,000       1,000        59,000               --       60,000

Office space and use of equipment
    contributed by the president (Note 2)      --          --           --          --        12,000               --       12,000

Net loss.................................      --          --           --          --            --         (224,139)    (224,139)
                                          -------- ----------- ------------ ----------- ------------- ---------------- ------------
    BALANCE, DECEMBER 31, 2000                 --          --   32,300,000      32,300        86,985         (303,666)    (184,381)

March 2001, shares issued to
    attorney in exchange for legal
    services (Note 5)....................      --          --      200,000         200        51,800               --       52,000

May 2001, shares issued as debt
    issue costs related to promissory
    notes (Note 4).......................      --          --      125,000         125        26,125               --       26,250

May 2001, shares issued in exchange
    for consulting services (Note 5).....      --          --    1,280,078       1,280       304,918               --      306,198

May 2001, shares gifted to a
    shareholder (Note 5).................      --          --      150,000         150        37,350               --       37,500

June 2001, sale of common stock..........      --          --      590,000         590        28,910               --       29,500

Reverse stock split through Plan of
    Merger (Note 5)......................      --          --  (27,716,050)    (27,716)        27,716              --           --

August 2001, shares issued to
    attorney in exchange for legal
    services (Note 5)....................      --          --      200,000         200        49,800               --       50,000

September 2001, shares issued to
    attorney in exchange for legal
    services (Note 5)....................      --          --       50,000          50         9,950               --       10,000

September 2001, shares issued to
    shareholders in exchange for
    consulting services (Note 2).........      --          --    1,000,000       1,000       199,000               --      200,000

October 2001, shares issued to
    attorney in exchange for legal
    services (Note 5)....................      --          --      300,000         300        65,700               --       66,000

                 See accompanying notes to financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                                           ADDITIONAL      DURING
                                                                                            PAID-IN      DEVELOPMENT
                                              PREFERRED STOCK         COMMON STOCK          CAPITAL         STAGE          TOTAL
                                           -------------------- ------------------------ ------------- ---------------- ------------
                                            SHARES   PAR VALUE     SHARES     PAR VALUE
                                           -------- ----------- ------------ ----------- ------------- ---------------- ------------
October 2001, shares issued in exchange
    for consulting services (Note 5).......     --          --    2,379,096       2,379       459,486               --      461,865
November 2001, shares issued in exchange
    for consulting services (Note 5).......     --          --    1,080,000       1,080       187,920               --      189,000
December 2001, shares issued to shareholder
    in exchange for consulting services
    (Note 2)...............................     --                  300,000         300        44,700               --       45,000
Office space and use of equipment
    contributed by the president (Note 2)       --          --           --          --        12,000               --       12,000
Net loss...................................     --          --           --          --            --       (2,233,422)  (2,233,422)
                                           -------- ----------- ------------ ----------- ------------- ---------------- ------------
    BALANCE, DECEMBER 31, 2001                  --          --   12,238,124      12,238     1,592,360       (2,537,088)    (932,490)

February 2002, shares issued to attorney
    in exchange for legal services (Note
    5).....................................     --          --      500,000         500        24,500                        25,000

February 2002, shares issued in exchange
    for consulting services (Note 5).......     --          --    1,478,663       1,479        72,454               --       73,933

February 2002, shares issued to
    shareholder in exchange for
    consulting services (Note 2)...........     --          --    1,021,337       1,021        50,046               --       51,067

March 2002, shares issued to attorney in
    exchange for legal services (Note 5)...     --          --      600,000         600        17,400               --       18,000

March 2002, shares issued in exchange
    for consulting services (Note 5).......     --          --      250,000         250         6,000               --        6,250

March 2002, shares issued to shareholder
    in exchange for consulting services
    (Note 2)...............................     --          --    3,000,000       3,000        87,000               --       90,000

Cancellation of common shares..............     --          --     (350,000)       (350)          350               --           --

May 2002, sale of common stock.............     --          --    1,750,000       1,750        14,250               --       16,000

May 2002, shares issued in exchange for
    consulting services (Note 5)...........     --          --    2,000,000       2,000        51,000               --       53,000


                 See accompanying notes to financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                                           ADDITIONAL      DURING
                                                                                            PAID-IN      DEVELOPMENT
                                              PREFERRED STOCK         COMMON STOCK          CAPITAL         STAGE          TOTAL
                                           -------------------- ------------------------ ------------- ---------------- ------------
                                            SHARES   PAR VALUE     SHARES     PAR VALUE
                                           -------- ----------- ------------ ----------- ------------- ---------------- ------------
May 2002, shares issued to
    shareholders in exchange for
    consulting services (Note 2).........       --          --    1,500,000       1,500        36,000               --       37,500

June 2002, sale of common stock..........       --          --   13,100,000      13,100       233,300               --      246,400

June 2002, shares issued to attorney
    in exchange for legal services
    (Note 5).............................       --          --      500,000         500        13,500               --       14,000

June 2002, shares issued in exchange
    for consulting services (Note 5).....       --          --    2,560,000       2,560        82,840               --       85,400

June 2002, shares issued in exchange
    for rental services (Note 5).........       --          --       60,000          60         1,740               --        1,800

July 2002, sale of common stock..........       --          --      580,000         580        13,920               --       14,500

September 2002, sale of common stock.....       --          --    1,350,000       1,350        32,400               --       33,750

September 2002, shares issued in
    exchange for consulting services
    (Note 5).............................       --          --      300,000         300        14,700               --       15,000

October 2002, sale of common stock.......       --          --    2,354,684       2,355        58,801               --       61,156

November 2002, sale of common stock......       --          --      500,000         500        27,000               --       27,500

December 2002, sale of common stock......       --          --      925,000         925        50,825               --       51,750

December 2002, shares issued to
    officers and directors in exchange
    for services (Note 2)................       --          --      625,000         625        49,375               --       50,000

December 2002, shares issues in
    exchange for consulting services
    (Note 5).............................       --          --      125,000         125         9,875               --       10,000

Net loss.................................       --          --           --          --            --         (493,440)    (493,440)
                                           -------- ----------- ------------ ----------- ------------- ---------------- ------------
    BALANCE, DECEMBER 31, 2002                  --          --   46,967,808      46,968     2,539,636       (3,030,528)    (443,924)


                 See accompanying notes to financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                                           ADDITIONAL      DURING
                                                                                            PAID-IN      DEVELOPMENT
                                              PREFERRED STOCK         COMMON STOCK          CAPITAL         STAGE          TOTAL
                                           -------------------- ------------------------ ------------- ---------------- ------------
                                            SHARES   PAR VALUE     SHARES     PAR VALUE
                                           -------- ----------- ------------ ----------- ------------- ---------------- ------------
January 2003, shares issued in
    exchange for consulting services
    (Note 5).............................       --          --      520,000         520        17,680               --       18,200

January 2003, sale of common stock.......       --          --      785,715         786        29,214               --       30,000

February 2003, sale of common stock......       --          --      395,358         395        14,605               --       15,000

March 2003, sale of common stock.........       --          --      458,333         458        14,542               --       15,000

April 2003, sale of common stock.........       --          --    2,966,663       2,967        77,033               --       80,000

April 2003, shares issued in exchange
    for consulting services (Note 5).....       --          --      219,000         219         6,351               --        6,570

May 2003, sale of common stock...........       --          --      500,000         500        14,500               --       15,000

May 2003, shares issued to officers
    in exchange for services (Note 2)....       --          --      825,000         825        23,925               --       24,750

May 2003, shares issued in exchange
    for consulting services (Note 5).....       --          --       25,000          25           725               --          750

June 2003, sale of common stock..........       --          --    1,083,329       1,083        30,917               --       32,000

June 2003, shares issued in exchange
    for consulting services (Note 5).....       --          --       25,000          25           725               --          750

July 2003, sale of common stock..........       --          --      250,000         250         4,750               --        5,000

July 2003, shares issued to officers
    in exchange for services (Note 2)....       --          --    2,325,000       2,325        44,175               --       46,500

July 2003, shares issued in exchange
    for consulting services (Note 5).....       --          --      216,375         217         4,111               --        4,328

September 2003, sale of common stock.....       --          --    1,050,000       1,050        21,450               --       22,500

Net loss.................................       --          --           --          --            --         (344,732)    (344,732)
                                           -------- ----------- ------------ ----------- ------------- ---------------- ------------
    BALANCE, DECEMBER 31, 2003                  --    $     --  $58,612,581   $  58,613    $2,844,339      $(3,375,260)   $(472,308)
                                           ======== =========== ============ =========== ============= ================ ============

                  See accompany notes to financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                NOVEMBER 10,
                                                                                                                    1998
                                                                                                                (INCEPTION)
                                                                                                                  THROUGH
                                                                             FOR THE YEAR ENDED                 DECEMBER 31,
                                                                                DECEMBER 31,                        2003
                                                                    --------------------------------------    -----------------
                                                                          2003                 2002
                                                                    ------------------    ----------------    -----------------
Cash flows from operating activities:
     Net loss         ........................................             (344,732)           $ (493,440)        (3,375,260)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation and amortization....................               12,133                 5,262             26,306
             Stock-based compensation.........................              101,848               530,950          2,076,361
             Gain on settlement of debt.......................              (16,140)             (309,004)          (325,144)
             Services contributed by officers (Note 2)........                   --                    --             12,000
             Office space and use of equipment contributed
                  by president (Note 2).......................                   --                    --             25,000
             Changes in operating liabilities:
                  Accounts payable and accrued liabilities....               20,864                16,629            206,234
                                                                    ------------------    ----------------    -----------------
                      Net cash used in operating activities...             (226,027)             (249,603)        (1,354,503)
                                                                    ------------------    ----------------    -----------------
Cash flows from investing activities:
     Purchases of equipment...................................              (17,443)              (13,038)           (35,208)
                                                                    ------------------    ----------------    -----------------
                      Net cash used in financing activities...              (17,443)              (13,038)           (35,208)
                                                                    ------------------    ----------------    -----------------
Cash flows from financing activities:
     Capital contributions from the president.................                   --                    --              4,910
     Proceeds from advances from the Company's
         president    ........................................                   --                 4,500            238,178
     Repayment of advances from the president (Note 2)........                   --                    --            (23,099)
     Proceeds from advances from the Company's
         shareholders ........................................                   --               143,510            569,967
     Repayment of advances from shareholders (Note 2).........                   --              (226,916)          (296,076)
     Proceeds from notes and loans convertible to common
         stock        ........................................                   --                75,000            283,000
     Repayment of convertible notes and loans.................                   --              (150,000)          (150,000)
     Proceeds from sale of common stock (Note 5)..............              214,500               451,056            770,606
     Payment of offering costs................................                   --                    --             (1,925)
                                                                    ------------------    ----------------    -----------------
                      Net cash provided by financing
                           activities.........................              214,500               297,150          1,395,561
                                                                    ------------------    ----------------    -----------------
                           Net change in cash.................              (28,970)               34,509              5,850
Cash, beginning of period.....................................               34,820                   311                 --
                                                                    ------------------    ----------------    -----------------
Cash, end of period   ........................................      $         5,580       $        34,820     $        5,580
                                                                    ==================    ================    =================
Supplemental disclosure of cash flow information:
     Income taxes     ........................................      $            --       $            --     $           --
                                                                    ==================    ================    =================
     Interest         ........................................      $            --       $            --     $           --
                                                                    ==================    ================    =================
Non-cash financing activities:
     Common stock issued in exchange for patent interests
         and rights (Note 2)..................................      $            --       $            --     $      (15,000)
                                                                    ==================    ================    =================

                See accompanying notes to financial statements.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS)

(1)      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company was incorporated under the laws of Oklahoma on November 10, 1998. The principal activities since inception have included the acquisition of patent interests and rights for an Electro-Chem Hydrogen Fuel Reactor ("ECHFR"), research and development of the ECHFR, and the sale and issuance of shares of its $.001 par value common stock. The Company was formed to design, build and manage inexpensive and environmentally friendly fuel and power producing systems for remote areas of the world that are without electricity and other sources of power. The Company has not earned any revenue since its inception.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company that is in default on certain loans at December 31, 2003 and has suffered significant operating losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to satisfy cash requirements through the sale of its common stock and cash advances from officers and principal shareholders in exchange for debt or restricted common stock. In addition, management plans to continue the policy of issuing common stock in exchange for services. Management is also considering (1) a private offering and sale of common stock, (2) a public offering and sale of common stock, or (3) a combination of the two previous options. The Company's future success is dependent upon its ability to create an effective product and provide competitive services on a timely and cost-effective basis and, ultimately, to attain profitability.

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

CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2003.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS)

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost and are depreciated over their estimated useful lives (ranging from 3 to 7 years) using the straight-line method.

Upon retirement or disposition of the property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization and include the patent application rights and interests to the proprietary technology and processes involving the ECHFR valued at $15,000. The $15,000 is amortized on a straight-line basis over five years. Amortization expense for the years ended December 31, 2003 and 2002, and for the period from November 10, 1998 (inception) through December 31, 2003 totaled $3,000, $3,000, and $13,500, respectively. Estimated aggregate amortization for December 31, 2004 is $1,500, when the rights will become fully amortized.

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

LOSS PER SHARE

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. The Company has a simple capital structure for all periods presented; therefore, basic and diluted losses per share at December 31, 2003 and 2002 are equal.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS)

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

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. Pro forma disclosures are not included in the accompanying financial statements as there were no employee stock-based compensation arrangements as of December 31, 2003.

(2)      RELATED PARTY TRANSACTIONS

During May 2003, the Company issued 825,000 shares of its common stock to officers as payment for salaries. The market value of the common stock on the transaction date was $.03 per share. The stock issuances are recognized in the accompanying financial statements as stock-based compensation expense at a value of $24,750 for the year ended December 31, 2003.

During July 2003, the Company issued 2,325,000 shares of its common stock to officers as payment for salaries. The market value of the common stock on the transaction date was $.02 per share. The stock issuances are recognized in the accompanying financial statements as stock-based compensation expense at a value of $46,500 for the year ended December 31, 2003.

During the years ended December 31, 2003, 2002, 2001, 2000 and 1999, an officer loaned the Company $-0-, $4,500, $24,777, $134,559, and $53,600, respectively, for working capital. The loans bear interest at six percent and are due on demand. As of December 31, 2003, the Company had repaid $23,099. As of December 31, 2003, accrued interest payable on the advances totaled $44,062. The $238,399 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to former officers.

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS)

During the year ended December 31, 2001, shareholders advanced the Company $425,457 for working capital. The advances do not carry an interest rate and are due on demand. The Company repaid $69,160 as of December 31, 2001 leaving a remaining balance of $365,297 owed at December 31, 2001. During the year ended December 31, 2002, the shareholder advanced the Company an additional $75,000. The Company settled repayment of the advances during 2002 for total payments of $226,916, resulting in a gain of $265,641. The $265,641 gain is included in the accompanying financial statements as gain on debt restructure.

On March 11, 2002, an officer advanced the Company $75,000 to repay liabilities. The advance does not carry an interest rate and is due on demand. As of December 31, 2003, the individual is no longer an officer of the Company. The $75,000 balance is included in the accompanying financial statements as due to former officers.

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS)

(3)      INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                                         December 31,
                                                                                  ---------------------------
                                                                                     2003            2002
                                                                                  -----------     -----------
U.S. federal statutory graduated rate.....................................            33.88%          34.00%
State income tax rate, net of federal benefit.............................             0.00%           0.00%
Net operating loss for which no tax benefit is currently available........           -33.88%         -34.00%
                                                                                  -----------     -----------
                                                                                       0.00%           0.00%
                                                                                  ===========     ===========

At December 31, 2003, deferred taxes consisted of a net tax asset of $1,133,096, due to operating loss carryforwards of $3,320,426, which was fully allowed for, in the valuation allowance of $1,133,096. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $110,740 and $167,770. Net operating loss carryforwards will expire through 2023.

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

(4)      NOTES PAYABLE

CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. The notes were as follows:

Note payable to individual, dated February 12, 2001, interest rate
   at 8.00 percent, maturing August 5, 2001..........................    $5,000
Note payable to individual, dated February 12, 2001, interest rate        5,000
   at 8.00 percent, maturing August 5, 2001..........................
Note payable to individual, dated February 12, 2001, interest rate        5,000
   at 8.00 percent, maturing August 5, 2001..........................
Note payable to individual, dated February 12, 2001, interest rate        5,000
   at 8.00 percent, maturing August 5, 2001..........................
Note payable to individual, dated February 12, 2001, interest rate        5,000
   at 8.00 percent, maturing August 5, 2001..........................
                                                                      ----------
                                                                        $25,000
                                                                      ==========

The notes have been in default since August 6, 2001.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS)

On May 17, 2001, the Company issued 125,000 shares of its restricted common stock to promissory note holders as debt issue costs for the notes. The market value of the common stock on the transaction date was $.21 per share. Debt issue costs of $26,250 were recognized in the accompanying financial statements as interest expense for the year ended December 31, 2001. Interest expense of $2,000, $2,000 and $32,000 (including $26,250 of debt issue costs) has been recognized in the accompanying financial statements for the years ended December 31, 2003 and 2002, and the period from November 10, 1998 (inception) through December 31, 2003, respectively.

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

COMMON STOCK

Shares sold for cash
--------------------

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

On April 23, 2003, the Company sold 633,330 shares of its common stock for $20,000 ($.03 per share).

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

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS)

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

Stock-based compensation
------------------------

During July 2003, the Company issued 216,375 shares of its common stock to unrelated third parties in exchange for web development and other consulting services. The market value of the common stock on the transaction date was $.02 per share. Stock-based compensation expense of $4,328 was recognized in the accompanying financial statements for the year ended December 31, 2003.

During June 2003, the Company issued 25,000 shares of its common stock to an unrelated third party in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $750 was recognized in the accompanying financial statements for the year ended December 31, 2003.

During May 2003, the Company issued 25,000 shares of its common stock to an unrelated third party in exchange for consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $750 was recognized in the accompanying financial statements for the year ended December 31, 2003.

During April 2003, the Company issued 219,000 shares of its common stock to unrelated third parties in exchange for public relations and other consulting services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $6,570 was recognized in the accompanying financial statements for the year ended December 31, 2003.

During January 2003, the Company issued 520,000 shares of its common stock to unrelated third parties in exchange for public relations and business planning services. The market value of the common stock on the transaction date was $.035 per share. Stock-based compensation expense of $18,200 was recognized in the accompanying financial statements for the year ended December 31, 2003.

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS)

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

(6)      COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

The Company entered into an operating lease for office space on December 4, 2002. The lease commenced January 1, 2003 and expires December 31, 2005. Minimum monthly payments range from $1,490 to $1,580 over the term of the lease. Future minimum lease payments are as follows:

     December 31,
         2004................................................      $     18,420
         2005................................................            18,960
                                                                   -------------
                                                                   $     37,380
                                                                   =============

                       HYDRO ENVIRONMENTAL RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS)

(7)      STOCK PURCHASE AGREEMENT

During June of 2001, the Company signed a stock purchase agreement with PowerTek. PowerTek agreed to purchase shares of the Company's common stock equal to the number of shares issued and outstanding, on a fully diluted basis, on the date of closing for $500,000. Also, PowerTek agreed to expend not less than $2 million on research and development in the field of hydrogen powered fuel cell technology. The resulting research and development and related technology would be licensed to the Company on a non-exclusive, royalty-free basis for a seven-year period subject to various terms listed in the agreement.

Prior to closing, PowerTek agreed to loan the Company funds for working capital at an interest rate of ten percent. Upon closing, the amounts owed under the loans would be credited against PowerTek's $2,000,000 research and development expenditure obligation under the agreement. If the closing did not occur, PowerTek had the option to demand immediate payment in full, or to convert the loans to the Company's common stock at a price of 75 percent of the average quoted market price of the stock at the close of the thirty business days immediately preceding the conversion demand date.

The agreement was terminated on September 1, 2001. As of December 31, 2001, the Company owed PowerTek $183,000 for loans advanced during the year ended December 31, 2001. $10,363 of interest had accrued on the loans as of December 31, 2001.

On March 13, 2002, the Company entered into a settlement agreement with PowerTek for the debt and accrued interest owed by the Company to PowerTek. In accordance with the settlement agreement, the Company paid PowerTek $150,000 against the debt and PowerTek forgave the remaining balance due of $43,363. The 43,363 is included in the accompanying financial statements as gain on debt restructure.