Form 10QSB
period 2004-03-31
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2005-05-03
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Quarter Ended: March 31, 2004

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from: _____ to _____

Commission File Number: 000-27825

                      Hydro Environmental Resources, Inc.
             (Exact name of registrant as specified in its charter)

                                     Nevada
    73-1552304
(I.R.S. Employer               (State or other jurisdiction
Identification No.)          of incorporation or organization)

2903 NE 109th Avenue, Suite D, Vancouver, WA
98682-7273
(Address of principal executive offices)
      (Zip code)

(360) 883-5949
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No[X]
      -

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes [   ]  No [   ]  Not
Applicable [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common             162,545  post reverse split January 24, 2005
Class               Number of shares outstanding at March 30, 2005

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]







This document is comprised of 11 pages.

FORM 10-QSB HYDRO ENVIRONMENTAL RESOURCES, INC.
1ST QUARTER 2004
INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - prepared by management

Condensed balance sheets at March 31, 2004 (unaudited)
 and December 31, 2003                                                  3

Condensed statements of operations for the three months
ended March 31, 2004 and 2003 and for the period from
November 10, 1998 (date of inception) to March 31, 2004 (unaudited)     4

Condensed statements of cash flows for the three months
ended March 31, 2004 and 2003 and for the period from
November 10, 1998 (date of inception) to March 31, 2004 (unaudited)     5

Notes to condensed financial statements
(unaudited)                                                              6

Item 2. Management's Discussion and Analysis or Plan of
operation                                                                9

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Lega proceedings                                                 10

Item 2. Changes in securities                                            10

Item 3.  Defaults upon senior securities                                 10

Item 4.  Submission of matters to a vote of security holders             10

Item 5.  Other information                                               10

Item 6.  Exhibits and reports on Form  8-K                               11

Signatures                                                               11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Hydro Environmental Resources, Inc.
Condensed Balance Sheets


                                                     March 31      December 31
                                                        2004           2003
ASSETS                                                                Unaudited
Current
Cash                                                   $ 1,514           $ 5,850
                                                         -----             -----

Total Current Assets                                     1,514             5,850
Intangible assets
                                                         1,000             1,500
Property and Equipment                                  21,402            22,402
                                                        ------            ------

Total Assets                                           $23,916           $29,752
                                                        ------            ------

LIABILITIES
Current
Accounts payable and
accrued liabilities                                  $   157,911    $   157,911
Due to management - note 2
                                                          11,100              -
Due to former officers, convertible
to common
stock - note 2                                           318,099        313,399
Notes payable, convertible
to common stock                                           25,000         25,000
Accrued interest                                           6,250          5,750
                                                           -----          -----

Total Current Liabilities                                518,360        502,060
                                                         -------        -------

STOCKHOLDERS' EQUITY

Authorized
500,000,000 shares of common stock with a par
value of $0.001 each
5,000,000 shares of preferred stock with a par
value of $0.001 each
Issued and outstanding
60,812,591 shares of common stock                         60,813         58,613
(58,612,581 December 31, 2003)

Additional Paid in Capital                             2,930,139      2,844,339

Deficit accumulated during
the development stage                                 (3,485,396)    (3,375,260)
                                                       ---------      ---------

Total Stockholders' Equity (Deficit)                    (494,444)      (472,308)
                                                         -------        -------

Total Liabilities and
Stockholders' Equity                                 $    23,916    $    29,752
                                                          ------         ------



Prepared by management

Hydro Environmental Resources, Inc.
Condensed Statements of Operations
Three Months Ended March 31, 2004 and 2003 and for the period from November 10, 1998 (date of inception) to March 31, 2004 Unaudited




                                        Three Months Ended   November 10, 1998
                                              March 31         (inception) to
                                         2004          2003     March 31, 2004

Operating Expenses

Salaries and other c
ompensation - note 5                $     88,000    $     34,532   $    366,583
Consulting                                 1,200          41,600      1,771,811
Professional fees                          3,100           4,150        761,673
Office and administration                    541          24,948        376,163
Rent                                       5,655               -          5,655
Research and development                   3,709               -        198,513
Amortization                               1,500               -        237,886
Transfer agent                             1,231               -           1,231
                                                        --------    ------------

Total operating expenses                 104,936         105,230       3,719,515
                                         -------         -------       ---------

Net (loss) for the period               (104,936)       (105,230)    (3,719,515)

Non-operating income (expense):
Gain on debt settlements                       -               -        325,144
Other                                          -               -          1,300
Interest expense, related parties         (5,200)         (2,915)       (49,262)
Amortization of debt issue costs               -               -        (26,250)
Other                                          -            (500)       (16,813)
                                                       ---------       ---------

Loss before income taxes                (110,136)       (108,645)    (3,485,396)
Income tax provision                           -               -              -
                                       ---------    ------------   -------------

Net loss                            $   (110,136)   $   (108,645)  $ (3,485,396)
                          -------        -------       --------- --          --

Net income (loss) per share                         $      (0.00)  $      (0.00)

Weighted average number of shares
outstanding                           60,079,254      12,172,468

Prepared by management

Hydro Environmental Resources, Inc.
Condensed Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2004
Unaudited


                                                                  Deficit
                                                 Additional       Accumulated
                          Common         Par        Paid in       During the
                          Shares         Value      Capital   Development Stage

Balance
December 31, 2003       58,612,581   $    58,613   $ 2,844,339   $(3,375,260)

Common shares issued
January 31, 2004
For services             2,200,010         2,200        85,800             -

Net loss for
three months                     -             -             -      (110,136)


             ---------------------------------------------------------------
Balance
March 31, 2004          60,812,591   $    60,813   $ 2,930,139   $(3,485,396)
             ---------------------------------------------------------------

Prepared by management

Hydro Environmental Resources, Inc.
Condensed Statement of Cash Flows
Three Months Ended March 31, 2004 and 2003 and for the period from November 10, 1998 (date of inception) to March 31, 2004 Unaudited


                                  Three Months Ended         November 10, 1998
                                        March 31               (inception) to
                                      2004              2003    March 31, 2004
Operating Activities
Net (loss)                          $  (110,136)   $  (108,645)   $(3,485,396)
Adjustments to reconcile
net (loss)
to net cash used by
operating activities:
Amortization                              1,500          1,500        237,886
Gain on settlement of debt                    -              -       (325,144)
Issuance of common stock
for services                             88,000              -      2,376,997
Changes in operating
assets and liabilities                   16,300         32,142        843,504
                                         ------         ------        -------
Net cash (used by)
operating activities                     (4,336)       (75,003)      (352,153)
                                          -----         ------        -------

Investing Activity
Acquisition of property
and equipment                                 -              -       (260,288)
                                      ---------      ---------       --------

Financing Activities
Issuance of common stock for cash             -         60,000        613,955
                                      ---------         ------        -------

Inflow (outflow) of cash                 (4,336)       (15,003)         1,514

Cash, beginning of period                 5,850         34,820              -
                                          -----         ------     ----------

Cash, end of period                 $     1,514    $    19,817    $     1,514
                                          -----         ------          -----


Supplemental information
Interest paid                               $ -            $ -            $ -
Shares issued for patent rights               -              -         15,000
Corporate income taxes paid                 $ -            $ -            $ -



Prepared by management

Hydro Environmental Resources, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The interim financial statements presented herein for the three months ended March 31, 2004 have been prepared by the Company in accordance with the accounting policies disclosed in its annual 10-KSB report dated December 31, 2003 and should be read in conjunction with the notes thereto. Interim financial data presented herein are unaudited.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No.
7. As shown in the accompanying financial statements prepared by management without audit, the Company has no revenues, a limited history of operations, and significant losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Note 2: Related party transactions

Officers and former officers loaned the Company $269,337 for working capital. The loans bear interest at six percent and are due on demand. As of March 31, 2004, accrued interest payable on the advances totaled $48,762. The $318,099 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to former officers. The outstanding balance is convertible to shares of common stock of the Company at the creditors option and valued at $0.001 per share.

Officers of the Company have loaned the Company $11,100 for working capital. The loans do not bear interest, are unsecured and are repayable on demand.

Note 3:  Intangible assets

Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of
$250 per month (60 months):
Patent rights              $ 15,000
Accumulated amortization    (11,100)

Note 4:  Notes payable

During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. Interest expense of $500 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2004. Accrued interest payable on the notes totaled $6,250 as of March 31, 2004. The notes have been in default as of March 31, 2003.

Note 5:  Common stock

During the three months ended March 31, 2004, the Company issued 2,200,010 common shares for services provided to the Company and fairly valued by the Board of Directors at $88,000 based on the value of services provided.

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

We plan to satisfy our cash requirements, over the next twelve months, through cash infusions from our officers and principal shareholders, in exchange for restricted stock. However, we will need to raise additional capital in the next twelve months. Our management is considering the following options:
- a private offering and sale of our common stock; - a public offering and sale of our common stock; - a combination of private and public sale of our common stock;
- debt financings from officers, shareholders and unrelated third parties.

As of March 31, 2004, all cash infusions from the former president and other related parties have been classified as liabilities in the accompanying condensed balance sheet.

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

An on-site power plant could possibly be designed for particular needs where electricity and/or gas are necessary to process cooking oil; and

In the treatment of wastewater at abandoned mine sites and other wastewater dumps or quarries, the ECHFR could possibly operate the process by creating power from the actual wastewater to be treated

Subject to the implementation and success of one or more of the financing options discussed above, we plan to expand our capabilities to include commencing production. Once we have commenced production, we plan to hire two to three additional technical personnel.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures
Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and acting chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS

No response required.

ITEM 2  - CHANGES IN SECURITIES

During the three months ended March 31, 2004, the Company issued 2,200,010 common shares for services provided to the Company and fairly valued by the Board of Directors at $88,000 based on the value of services provided.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

No response required.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No response required.

ITEM 5 - OTHER INFORMATION

No response required.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
1. 32.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO 2. 31.1:
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO and CFO (b) Reports on Form 8-K:
No response required.

HYDRO ENVIRONMENTAL RESOURCES, INC.
(Respondent)

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hydro Environmental Resources, Inc.

DATE:           March 15, 2005                       BY:  /s/ Mark Shmulevsky
                                                    Mark Shmulevsky, President
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and Acting Chief Financial Officer, or persons fulfilling similar functions, each certify:
That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of March 31, 2004 and for the periods presented in the report; and That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

By:        /s/ Mark Shmulevsky
Title:     Chief Executive Officer and Acting Chief Financial Officer
Date:      March 15, 2005