Form 10QSB
period 2004-06-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2005-05-03
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For Quarter Ended: June 30, 2004

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

Common                                         162,545 post reverse
Class                                          split January 24, 2005
                                Number of shares outstanding at March 30, 2005


Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

                     This document is comprised of 11 pages.
FORM 10-QSB HYDRO ENVIRONMENTAL RESOURCES, INC.
2ND QUARTER 2004
INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - prepared by management

Condensed balance sheets at June 30, 2004 (unaudited) and December 31, 2003    3

Condensed statements of operations for the three and six months ended June 30, 2004 and 2003 and for the period from November 10, 1998 (date of inception) to
June 30, 2004 (unaudited)                                                      4

Condensed statements of cash flows for the six months ended June 30, 2004 and 2003 and for the period from November 10, 1998 (date of inception) to June 30,
2004 (unaudited)                                                               5

Notes to condensed financial statements
(unaudited)                                                                    6

Item 2. Management's Discussion and Analysis or Plan of operation              9

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings                                                     10

Item 2. Changes in securities                                                 10

Item 3.  Defaults upon senior securities                                      10

Item 4.  Submission of matters to a vote of security holders                  10

Item 5.  Other information                                                    10

Item 6.  Exhibits and reports on Form 8-K                                     11

Signatures                                                                    11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Hydro Environmental Resources, Inc.
Condensed Balance Sheets


                                                        June 30     December 31
                                                         2004           2003
ASSETS                                                 Unaudited
Current
Cash                                                 $     2,389    $     5,850
                                                           -----          -----

Total Current Assets                                       2,389          5,850
Intangible assets                                            500
                                                                          1,500
Property and Equipment                                    20,402         22,402
                                                          ------         ------

Total Assets                                         $    23,291    $    29,752
                                                          ------         ------

LIABILITIES
Current
Accounts payable and accrued liabilities             $   157,911    $   157,911
Due to management - note 2                                12,100              -
Due to former officers - note 2                          322,799        313,399
Notes payable, convertible
to common stock                                           25,000         25,000
Accrued interest                                           6,750          5,750
                                                           -----          -----

Total Current Liabilities                                524,560        502,060
                                                         -------        -------


STOCKHOLDERS' EQUITY

Authorized
500,000,000 shares of common stock with a par
value of $0.001 each
5,000,000 shares of preferred stock with a par
value of $0.001 each
Issued and outstanding
62,390,924 shares of common stock                         62,391         58,613
(58,612,581 December 31, 2003)

Additional Paid in Capital                             2,953,011      2,844,339

Deficit accumulated during
the development stage                                 (3,516,671)    (3,375,260)
                                                       ---------      ---------

Total Stockholders' Equity
(Deficit)                                               (501,269)      (472,308)
                                                         -------        -------

Total Liabilities and
Stockholders' Equity                                 $    23,291    $    29,752
                                                          ------         ------


Prepared by management

Hydro Environmental Resources, INC.
Statements of Operations
Three and Six Months Ended June 30
Unaudited

                                         Three Months Ended     Six Months Ended
                                                June 30              June 30
                                            2004           2003        2004

Operating Expenses
Salaries and compensation - note 5   $      8,450    $     72,414    $    96,450
Consulting                                      -           6,000          1,200
Professional fees                           6,954           8,090         10,054
Office and administration                   1,646          42,394          2,187
Rent                                        5,655               -         11,310

Research and development                    1,529           2,470          5,238
Amortization                                1,500               -          3,000
Transfer agent                                341               -          1,572
                                            -----        --------          -----
Total operating expenses                   26,075         131,368        131,011
                                           ------         -------        -------

Net (loss) for the period                 (26,075)       (131,368)     (131,011)
Non-operating income (expense):
Gain on debt settlements                        -               -              -
Other                                           -               -              -

Interest expense, related parties          (5,200)         (2,915)      (10,400)
Amortization of debt issue costs                -               -              -
Other                                           -            (500)             -
                                                         --------           ---

Loss before income taxes                  (31,275)       (141,411)     (243,428)
Income tax provision                            -               -              -
                                                         --------       --------


Net loss                                  $(31,275)      $(134,783  $ (141,411)
                            ------        -------         -------

Net income (loss) per share              $  (0.00)      $   (0.00)  $    (0.00)

Weighted average number of shares
outstanding                             60,482,606      12,172,468    60,178,710





                                     Six Months Ended        November 10, 1998
                                            June 30            (inception) to
                                          2003                 June 30, 2004


Operating Expenses
Salaries and compensation - note 5   $    148,546    $    375,033
Consulting                                  6,000       1,771,811
Professional fees                          12,240         768,627
Office and administration                  67,342         377,809
Rent                                            -          11,310
Research and development                    2,470         200,042
Amortization                                    -         239,386
Transfer agent                                  -           1,572
                                        ---------           -----
Total operating expenses                  236,598       3,727,965
                                          -------       ---------

Net (loss) for the period                (236,598)     (3,727,965)

Non-operating income (expense):
Gain on debt settlements                        -         325,144
Other                                           -           1,300
Interest expense, related parties          (5,830)        (54,462)
Amortization of debt issue costs                -         (26,250)
Other                                      (1,000)

                                                          (16,813)
Loss before income taxes               (3,516,671)
Income tax provision                            -               -
                                        ---------      ----------

Net loss                             $   (243,428)   $ (3,516,671)


Net income (loss) per share           $      (0.00)

Weighted average number of shares
outstanding                            20,129,177








Prepared by management

Hydro Environmental Resources, Inc.
Condensed Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2004
Unaudited


                                                                         Deficit
                                                       Additional    Accumulated
                         Common               Par       Paid in     During the
                          Shares              Value   Capital  Development Stage

Balance
December 31, 2003          58,612,581   $    58,613   $ 2,844,339   $(3,375,260)


Common shares issued
For services
- January 31, 2004          2,200,010         2,200        93,405             -
- June 7, 2004                845,000           845         7,605             -
For cash - June 7, 2004       400,000           400         5,600             -
For cash - June 7, 2004       333,333           333         9,667             -

Net loss for
six months                          -             -             -      (141,411)


                ---------------------------------------------------------------
Balance
June 30, 2004              62,390,924   $    62,391   $ 2,953,011   $(3,516,671)
                ---------------------------------------------------------------

Prepared by management

Hydro Environmental Resources, Inc.
Condensed Statement of Cash Flows
Six Months Ended June 30, 2004 and 2003 and for the period from November 10, 1998 (date of inception) to June 30, 2004 Unaudited

                                                      Six Months Ended
                                                         June 30
                                                  2004              2003
Operating Activities
Net (loss)                                    $  (141,411)   $  (243,428)
Adjustments to reconcile net (loss)
to net cash used by operating activities:
Amortization                                        3,000              -
Gain on settlement of debt                              -              -
Issuance of common stock for services              96,450              -
Changes in operating assets and liabilities        22,500         58,286
                                                   ------         ------
Net cash (used by) operating activities           (19,461)      (185,142)
                                                   ------        -------

Investing Activity
Acquisition of property and equipment                   -        (14,555)
                                                ---------         ------

Financing Activities
Issuance of common stock for cash                  16,000        187,000
                                                   ------        -------

Inflow (outflow) of cash                           (3,461)       (12,697)

Cash, beginning of period                           5,850         34,820
                                                    -----         ------

Cash, end of period                           $     2,389    $    22,123
                                                    -----         ------


Supplemental information
Interest paid                                         $ -            $ -
Shares issued for patent rights                         -              -
Corporate income taxes paid                           $ -            $ -

Prepared by management


                                                November 10, 1998
                                                (inception) to
                                                June 30, 2004

Operating Activities
Net (loss)                                    $(3,516,671)
Adjustments to reconcile net (loss)
to net cash used by operating activities:
Amortization                                      239,386
Gain on settlement of debt                       (325,144)
Issuance of common stock for services           2,385,447
Changes in operating assets and liabilities       849,704
                                                  -------
Net cash (used by) operating activities          (367,278)
                                                  -------

Investing Activity
Acquisition of property and equipment            (260,288)
                                                 --------

Financing Activities
Issuance of common stock for cash                 629,955
                                                  -------

Inflow (outflow) of cash                            2,389

Cash, beginning of period                               -
                                               ----------

Cash, end of period                           $     2,389
                                                    -----


Supplemental information
Interest paid                                         $ -
Shares issued for patent rights                    15,000
Corporate income taxes paid                           $ -

Prepared by management

HYDRO ENVIRONMENTAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The interim financial statements presented herein for the six months ended June 30, 2004 have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 2003 and should be read in conjunction with the notes thereto. Interim financial data presented herein are unaudited.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No.
7. As shown in the accompanying financial statements prepared by management without audit, the Company has no revenues, a limited history of operations, and significant losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Note 2: Related party transactions

Officers and former officers loaned the Company $269,337 for working capital. The loans bear interest at six percent and are due on demand. As of June 30, 2004, accrued interest payable on the advances totaled $53,462. The $322,799 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to former officers.

Officers of the Company have loaned the Company $12,100 for working capital. The loans do not bear interest, are unsecured and are repayable on demand.

Note 3:  Intangible assets

Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month for 60 months:

Patent rights              $ 15,000
Accumulated amortization    (14,500)

Note 4:  Notes payable

During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. Interest expense of $1,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2004. Accrued interest payable on the notes totaled $6,750 as of June 30, 2004. The notes have been in default as of March 31, 2003.

Note 5:  Common stock
During the six months ended June 30, 2004, the Company issued 3,045,010 common shares for services provided to the Company and fairly valued by the Board of Directors at $96,450 based on the value of services provided.

During this same period the Company issued a further 733,333 common shares for cash of $16,000.

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

As of June 30, 2004, all cash infusions from the former president and other related parties have been classified as liabilities in the accompanying condensed balance sheet.

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

PART II - OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS

No response required.

ITEM 2  - CHANGES IN SECURITIES

During the three months ended March 31, 2004, the Company issued 2,200,010 common shares for services provided to the Company and fairly valued at $88,000 pursuant to service contracts. During the three months ended June 30, 2004, the Company issued 845,000 common shares for services provided to the Company and fairly valued at $8,450 pursuant to service contracts. During this same period the Company issued a further 333,333 common shares for cash of $10,000 and 400,000 common shares for cash of $6,000.

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

(b) Reports on Form 8-K: No response required.

HYDRO ENVIRONMENTAL RESOURCES, INC.
(Respondent)

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended June 30, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hydro Environmental Resources, Inc.
(Registrant)

DATE:           March 16, 2005                 BY:         /s/ Mark Shmulevsky
                                                    Mark Shmulevsky, President

302 CERTIFICATION

I, Mark Shmulevsky, Chief Executive Officer and Acting Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hydro Environmental Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have: designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared; evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 16, 2005
/s/ Mark Shmulevsky
Chief Executive Officer and Acting Chief Financial Officer