Form 10QSB
period 2004-09-30
HYDRO ENVIRONMENTAL RESOURCES INC
filed 2005-05-03
CIK 1081260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
            For Quarter Ended: September 30, 2004

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

Common                              162,545 post reverse split January 24, 2005
Class                            Number of shares outstanding at March 31, 2005


Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

This document is comprised of 11 pages.

FORM 10-QSB HYDRO ENVIRONMENTAL RESOURCES, INC.
3rd QUARTER 2004
INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - prepared by management

Condensed balance sheets at September 30, 2004 (unaudited)
and December 31, 2003                                                       3

Condensed statements of operations for the three and nine months ended September 30, 2004 and 2003 and for the period from November 10, 1998
(date of inception) to September 30, 2004 (unaudited)                      4

Condensed statements of cash flows for the nine months ended September
30, 2004 and 2003 and for the period from November 10, 1998 (date of
 inception) to September 30, 2004 (unaudited)                              5

Notes to condensed financial statements (unaudited)                         6

Item 2. Management's Discussion and Analysis or Plan of operation           9

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings                                                  10

Item 2. Changes in  securities                                             10

Item 3.  Defaults upon senior securities                                   10

Item 4.  Submission of matters to a vote of security holders               10

Item 5.  Other  information                                                10

Item 6.  Exhibits and reports on Form 8-K                                  11

Signatures                                                                 11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Hydro Environmental Resources, Inc.
Condensed Balance Sheets

                                                   September 30     December 31
                                                       2004             2003
ASSETS                                               Unaudited
Current
ash                                                $     1,057    $     5,850
                                                         -----          -----

Total Current Assets                                     1,057          5,850
Intangible assets                                            -
                                                                        1,500
Property and Equipment                                  19,402         22,402
                                                        ------         ------

Total Assets                                       $    20,459    $    29,752
                                                        ------         ------

LIABILITIES
Current
Accounts payable and accrued liabilities           $   169,227    $   157,911
Due to management - note 2                              12,100              -
Due to former officers - note 2                        327,499        313,399
Notes payable, convertible to common stock              25,000         25,000
..Accrued interest                                        7,250          5,750
                                                         -----          -----

Total Current Liabilities                              541,076        502,060
                                                       -------        -------


STOCKHOLDERS' EQUITY

Authorized
500,000,000 shares of common stock with a par
value of $0.001 each
5,000,000 shares of preferred stock with a par
value of $0.001 each
Issued and outstanding
62,390,924 shares of common stock                       62,391         58,613
(58,612,581 December 31, 2003)

Additional Paid in Capital                           2,953,011      2,844,339

Deficit accumulated during the development stage    (3,536,019)    (3,375,260)
                                                     ---------      ---------

Total Stockholders' Equity (Deficit)                  (520,617)      (472,308)
                                                       -------        -------

Total Liabilities and Stockholders' Equity         $    20,459    $    29,752
                                                        ------         ------


Prepared by management

Hydro Environmental Resources, Inc.
Statements of Operations
Three and Nine Months Ended September 30
Unaudited

                                                Three MOnths       Nine Months
                                          Ended September 30  Ended Spetember 30
                                            2004          2003            2004
Operating Expenses
Salaries and compensation - note 5      $       -    $    113,270    $    96,450
Consulting                                      -               -          1,200

Professional fees                           2,857           2,752         12,911
Office and administration                     535          14,091          2,722
Rent                                            -               -         11,310
Research and development                    3,057               -          8,295
Marketing                                   6,174               -          6,174

Amortization                                1,500               -          4,500
Transfer agent                                 25               -          1,597
                                           ------          ------          -----
Total operating expenses                   14,148         130,113        145,159
                                           ------         -------        -------

Net (loss) for the period                 (14,148)       (130,113)     (145,159)

Non-operating income (expense):
Gain on debt settlements                        -               -              -
Other                                           -               -              -
Interest expense, related parties          (5,200)         (2,915)      (15,600)
Amortization of debt issue costs                -               -              -
Other                                           -            (500)             -
                                                         --------            ---

Loss before income taxes                  (19,348)       (133,528)     (160,759)
Income tax provision                            -               -              -


Net loss                             $    (19,348)        $(133,528)  $(160,759)
                                          ------        -------         -------

Net income (loss) per share          $      (0.00)   $     (0.00)   $     (0.00)

Weighted average number of shares
outstanding                            62,390,924      12,172,468     61,200,029






                                       Nine Months        November 10, 1998
                                  Ended Spetmeber 30      (inception) to
                                            2003          September 30, 2004


Operating Expenses
Salaries and compensation - note 5   $    261,816    $    375,033
Consulting                                  6,000       1,771,811
Professional fees                          14,992         771,484
Office and administration                  81,433         378,344
Rent                                            -          11,310
Research and development                    2,470         203,099
Marketing                                       -           6,174
Amortization                                    -         240,886
Transfer agent                                  -           1,597
                                                           ------
Total operating expenses                  366,711       3,759,738
                                                          -------

Net (loss) for the period                (366,711)     (3,759,738)

Non-operating income (expense):
Gain on debt settlements                        -         325,144
Other                                           -           1,300
Interest expense, related parties          (8,745)        (59,662)
Amortization of debt issue costs                -         (26,250)
Other                                      (1,500)        (16,813)
Loss before income taxes                 (376,956)     (3,536,019)
Income tax provision                            -               -


Net loss                             $ (3,536,019)
                                           ------         -------

Net income (loss) per share          $      (0.00)

Weighted average number of shares
outstanding                            51,483,079


Prepared by management

Hydro Environmental Resources, Inc.
Condensed Statement of Changes in Stockholders' Equity
Nine Months Ended  September 30, 2004
Unaudited


                                                                 Deficit
                                                    Additional   Accumulated
                             Common           Par     Paid in    During the
                             Shares          Value    Capital  Development Stage

Balance
December 31, 2003          58,612,581   $    58,613   $ 2,844,339   $(3,375,260)

Common shares issued
For services
January 31, 2004            2,200,010         2,200        93,405             -
June 7, 2004                  845,000           845         7,605             -
For cash - June 7, 2004       400,000           400         5,600             -
For cash - June 7, 2004       333,333           333         9,667             -

Net loss for
nine months                         -             -             -      (160,759)


               ----------------------------------------------------------------
Balance
September 30, 2004         62,390,924   $    62,391   $ 2,953,011   $(3,536,019)
               ----------------------------------------------------------------



Prepared by management

Hydro Environmental Resources, Inc.
Condensed Statement of Cash Flows
Nine Months Ended September 30, 2004  and 2003 and
for the period from November 10, 1998 (date of inception) to September 30, 2004 Unaudited
                                                    Nine Months Ended
                                                     September 30
                                                 2004              2003
Operating Activities
Net (loss)                                    $  (160,759)   $  (376,956)
Adjustments to reconcile net (loss)
to net cash used by operating activities:
Amortization                                        4,500              -
Gain on settlement of debt                              -              -
Issuance of common stock for services              96,450              -
Changes in operating assets and liabilities        39,016        163,068
                                                   ------        -------
Net cash (used by) operating activities           (20,793)      (213,888)
                                                   ------        -------

Investing Activity
Acquisition of property and equipment                   -        (17,443))
                                                ---------         ------

Financing Activities
Issuance of common stock for cash                  16,000        214,500
                                                   ------        -------

Inflow (outflow) of cash                           (4,793)       (16,831)

Cash, beginning of period                           5,850         34,820
                                                    -----         ------

Cash, end of period                           $     1,057    $    17,989
                                                    -----         ------


Supplemental information
Interest paid                                         $ -            $ -
Shares issued for patent rights                         -              -
..Corporate income taxes paid                          $ -            $ -








                                              November 10, 1998
                                              (inception) to
                                              September 30, 2004


perating Activities
Net (loss)                                    $(3,536,019)
Adjustments to reconcile net (loss)
to net cash used by operating activities:
Amortization                                      240,886
Gain on settlement of debt                       (325,144)
Issuance of common stock for services           2,385,447
Changes in operating assets and liabilities       866,220
                                                  -------
Net cash (used by) operating activities          (368,610)
                                                  -------

Investing Activity
Acquisition of property and equipment            (260,288)
                                                 --------

Financing Activities
Issuance of common stock for cash                 629,955
                                                  -------

Inflow (outflow) of cash                            1,057

Cash, beginning of period                               -
                                               ----------

Cash, end of period                           $     1,057
                                                    -----


Supplemental information
Interest paid                                         $ -
Shares issued for patent rights                    15,000
..Corporate income taxes paid                          $ -

Prepared by management

HYDRO ENVIRONMENTAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The interim financial statements presented herein for the nine months ended September 30, 2004 have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 2003 and should be read in conjunction with the notes thereto. Interim financial data presented herein are unaudited.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year.

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

Note 2: Related party transactions

Officers and former officers loaned the Company $269,337 for working capital. The loans bear interest at six percent and are due on demand. As of September 30, 2004, accrued interest payable on the advances totaled $58,162. The $327,499 balance of outstanding advances and accrued interest is included in the accompanying financial statements as due to former officers.

Officers of the Company have loaned the Company $12,100 for working capital. The loans do not bear interest, are unsecured and are repayable on demand.

Note 3:  Intangible assets

Intangible assets consist of patent rights acquired from a related party. The rights are being amortized at the rate of $250 per month for 60 months:

Patent rights              $ 15,000
Accumulated amortization    (15,000)

Note 4:  Notes payable

During the year ended December 31, 2001, the Company received $25,000 in exchange for convertible promissory notes and 125,000 shares of the Company's $.001 par value common stock. Interest expense of $1,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2004. Accrued interest payable on the notes totaled $7,250 as of September 30, 2004.

The notes have been in default since March 31, 2003.

Note 5:  Common stock
During the nine months ended September 30, 2004, the Company issued 3,045,010 common shares for services provided to the Company and fairly valued by the Board of Directors at $96,450 based on the value of services provided.

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

As of September 30, 2004, all cash infusions from the former president and other related parties have been classified as liabilities in the accompanying condensed balance sheet.

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

PART II - OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS

No response required.

ITEM 2  - CHANGES IN SECURITIES

During the three months ended March 31, 2004, the Company issued 2,200,010 common shares for services provided to the Company and fairly valued at $88,000 pursuant to service contracts. During the three months ended June 30, 2004, the Company issued 845,000 common shares for services provided to the Company and fairly valued at $8,450 pursuant to service contracts. During this same period the Company issued a further 333,333 common shares for cash of $10,000 and 400,000 common shares for cash of $6,000.
During the three months ended September 30, 2004, nil shares were issued by the Company.

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

(b) Reports on Form 8-K: No response required.

HYDRO ENVIRONMENTAL RESOURCES, INC.
(Respondent)

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine months ended September 30, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Hydro Environmental Resources, Inc. (Registrant)

DATE:           March 17, 2005                       BY:    /s/ Mark Shmulevsky
                                                     Mark Shmulevsky, President

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

Date: March 17, 2005
/s/ Mark Shmulevsky
Chief Executive Officer and Acting Chief Financial Officer